Form 10-Q
period 2017-03-31
Guardion Health Sciences, Inc.
filed 2017-05-11
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

15150 Avenue of Science, Suite 200

San Diego, California 92128

Telephone: 858-605-9055

(Address and telephone number of principal executive offices)

Not applicable

 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 10, 2017, there were outstanding 25,443,259 shares of the issuer’s common stock, $0.001 par value. Registrant’s common stock is not yet publicly traded.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” “Guardion,” the “Company” and the “Registrant” refer to Guardion Health Sciences, Inc.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements.  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are based on current expectations, estimates, forecasts and projections about us, our future performance, our beliefs and management’s assumptions.  They are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “feel,” “confident,” “estimate,” “intend,” “predict,” “forecast,” “potential” or “continue” or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks described in Risk Factors, important factors to consider and evaluate in such forward-looking statements include: (i) general economic conditions and changes in the external competitive market factors which might impact the Company’s results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with acquisitions and other critical activities; (iii) changes in the Company’s corporate strategy or an inability to execute its strategy due to unanticipated changes; and (iv) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  As a result of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”), there can be no assurance that the forward-looking statements contained in this Report will in fact transpire.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  The Company will update or revise the forward-looking statements to the extent required by applicable law.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash	$444,850	$62,520
Accounts receivable	1,914	1,673
Inventories	50,024	43,999
Current portion of deposits and prepaid expenses	37,732	29,363

Total current assets	534,520	137,555

Deposits and prepaid expenses, less current portion	10,470	10,470
Property and equipment, net	98,474	114,020

Total assets	$643,464	$262,045

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable and accrued liabilities	$433,549	$356,467
Accrued expenses and deferred lease costs	59,835	88,290
Due to related parties	133,388	91,483
Current portion of convertible notes payable	45,063	44,323
Current portion of promissory notes payable	125,433	10,251
Current portion of promissory notes payable related party	-	16,805

Total current liabilities	797,268	607,619

Commitments and contingencies

Stockholders’ Deficiency

Series A preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,705,154 and 1,705,154 shares issued and outstanding at March 31, 2017 and December 31, 2016	1,705	1,705
Series B preferred stock, $0.001 par value; 2,000,000 shares authorized; 700,000 issued and outstanding at March 31, 2017	700	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 25,268,259 and 25,046,438 shares issued and outstanding at March 31, 2017 and December 31, 2016	25,269	25,046
Additional paid-in capital	21,205,658	20,277,882
Accumulated deficit	(21,387,136)	(20,650,207)

Total stockholders’ deficiency	(153,804)	(345,574)

Total liabilities and stockholders’ deficiency	$643,464	$262,045

See accompanying notes to condensed financial statements.

Guardion Health Sciences, Inc.

Condensed Statements of Operations

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$55,941	$29,134

Cost of goods sold	22,633	14,247

Gross profit	33,308	14,887

Operating expenses
Research and development	10,239	10,172
Sales and marketing	76,736	103,578
General and administrative	598,913	623,956

Total operating expenses	685,888	737,706

Loss from operations	(652,580)	(722,819)

Other expenses:
Interest expense	16,431	226,384

Total other expenses	16,431	226,384

Net loss	(669,011)	(949,203)

Adjustments related to Series A and Series B convertible preferred stock:
Accretion of deemed dividend	(31,841)	-
Dividend declared	(36,077)	-
Net loss attributable to common shareholders	$(736,929)	$(949,203)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding – basic and diluted	24,760,327	20,966,396

See accompanying notes to condensed financial statements.

Guardion Health Sciences, Inc.

Condensed Statement of Stockholders’ Deficiency

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at December 31, 2016	1,705,154	$1,705	-	$-	25,046,438	$25,046	$20,277,882	$(20,650,207)	$(345,574)
Issuance of common stock for services	-	-	-	-	162,500	163	160,618	-	160,781
Issuance of preferred stock	-	-	700,000	700	-	-	699,300	-	700,000
Accretion of beneficial conversion feature on preferred stock	-	-	-	-	-	-	31,841	(31,841)	-
Dividend on preferred stock	-	-	-	-	59,321	60	36,017	(36,077)	-
Net loss	-	-	-	-	-	-	-	(669,011)	(669,011)
Balance at March 31, 2017	1,705,154	$1,705	700,000	$700	25,268,259	$25,269	$21,205,658	$(21,387,136)	$(153,804)

See accompanying notes to condensed financial statements.

Guardion Health Sciences, Inc.

Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(669,011)	$(949,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,545	8,492
Amortization of debt discount	-	109,455
Accrued interest expense included in notes payable	13,116	17,148
Fair value of warrants issued as post-maturity interest	-	99,782
Stock-based compensation	103,623	8,127
Stock-based compensation – related parties	57,158	240,892
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(240)	15
Inventories	(6,025)	(10,465)
Deposits and prepaid expenses	(8,369)	11,361
Increase (decrease) in -
Accounts payable and accrued expenses	77,083	122,454
Accrued and deferred rent costs	(28,456)	(21,920)

Net cash used in operating activities	(445,576)	(363,862)

Investing Activities
Purchase of property and equipment	-	(1,171)

Net cash used in investing activities	-	(1,171)

Financing Activities
Proceeds from issuance of convertible notes payable	-	136,000
Proceeds from issuance of promissory notes – related party	-	90,000
Proceeds from issuance of promissory notes	100,000	25,000
Payments on promissory notes	(14,000)	-
Proceeds from issuance of preferred stock	700,000	-
Increase in due to related parties	41,906	85,300

Net cash provided by financing activities	827,906	336,300

Cash:
Net increase (decrease)	382,330	(28,733)
Balance at beginning of period	62,520	13,850
Balance at end of period	$444,850	$(14,883)

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Fair value of warrants issued in connection with promissory and convertible notes payable	$-	$124,710
Beneficial conversion feature associated with promissory and convertible notes payable	$-	$39,774

See accompanying notes to condensed financial statements.

Guardion Health Sciences, Inc.

Notes to Financial Statements

(Unaudited)

Three Months Ended March 31, 2017 and 2016

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

Through March 31, 2017, the Company has had limited operations, but has been primarily engaged in research and development and capital raising. The Company has incurred significant expenditures for the development of the Company's products and intellectual property, which includes research and development of both medical foods and medical diagnostic equipment for the treatment of various eye diseases. The Company had limited revenue during the three months ended March 31, 2017 and 2016, all of which was generated by the sale of the Company’s proprietary product, Lumega-Z. In late 2014, the Company changed its focus from the dietary supplement category to the medical food category based on consultation with the Company’s intellectual property counsel and regulatory affairs consultants, as a result of which Lumega-Z is now categorized and sold as a medical food.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $669,011 and utilized cash in operating activities of $445,576 during the three months ended March 31, 2017, and had a stockholders’ deficit of $153,804 as of March 31, 2017. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Revenue Recognition

The Company’s revenue is comprised of sales of medical foods to consumers through a direct sales/credit card process. Revenue is recognized when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed.

The Company allows for returns within 30 days of purchase. Product returns for the three months ended March 31, 2017 and 2016 were insignificant.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures, which include patent related costs and stock compensation expense, are expensed as incurred and totaled $10,239 and $10,172 for the three months ended March 31, 2017 and 2016, respectively.

 Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers and directors, and to employees, which include grants of employee stock options, are recognized in the financial statements based on their fair values. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date and the estimated volatility of the common stock over the term of the equity award.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Until the Company has established a trading market for its common stock, estimated volatility is based on the average historical volatilities of comparable public companies in a similar industry. The expected dividend yield is based on the current yield at the grant date. The Company has never declared or paid dividends on its common stock and has no plans to do so for the foreseeable future.

The fair value of common stock was determined based on management’s judgment. In order to assist management in calculating such fair value, the Company retained a third-party valuation firm whose input was utilized in determining the related per unit or share valuations of the Company’s equity instruments. Management used valuations of $1.00 per unit or share in its fair value calculations for the periods between January 1, 2016 and September 30, 2016, and $0.88 per share for periods after September 30, 2016. The current valuation of $0.88 per share is lower than previous valuations due to the dilutive effect of the issuance of common shares as compensation during the periods. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. The Company considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm using multiple years of balance sheet and income statement projections along with the following primary assumptions:

	Three Months Ended March 31,
	2017	2016
Discount rate	16%	16%
Risk free rate	2.48%	2.27%
Rate of return	16%	16%
Sustainable growth rate	5%	5%
Company survival probability	65%	63%
Liquidation value	$0	$0

Management considered business and market factors affecting the Company during the three-month periods ended March 31, 2017 and 2016, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that $0.88 and $1.00 per share valuations are appropriate for accounting purposes for the periods ending March 31, 2017 and 2016, respectively.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	March 31,
	2017	2016
Warrants	2,983,666	2,251,166
Estimated shares issuable upon conversion of convertible notes payable	31,250	1,445,811
Shares issuable upon conversion of convertible preferred stock	3,775,266	-
	6,790,182	3,696,977

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The adoption of ASU 2016-09 has not had any impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$43,987	$40,679
Finished goods	6,037	3,320
	$50,024	$43,999

4.	Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	December 31,
	2017	2016
Leasehold improvements	$98,357	$98,357
Testing equipment	145,503	145,503
Furniture and fixtures	15,348	15,348
Computer equipment	15,277	15,277
Office equipment	2,694	2,694
	277,179	277,179
Less accumulated depreciation and amortization	(178,705)	(163,159)
	$98,474	$114,020

For the three months ended March 31, 2017 and 2016, depreciation and amortization expense was $15,545 and $8,492, respectively, of which $7,325 and $5,515 was included in research and development expense, respectively, and $8,220 and $2,977 was included in general and administrative expense, respectively.

5.	Convertible Notes Payable

	March 31,	December 31,
Year of issuance:	2017	2016
2010 (due August 2013)	$25,000	$25,000
Accrued interest	20,063	19,323
Notes payable	$45,063	$44,323

In July 2010, the Company issued an unsecured convertible note payable in the amount of $25,000. The note carries simple interest at a rate of 12% per annum and became due and payable on August 1, 2013. The outstanding amounts are convertible into shares of common stock of the Company at conversion prices of $0.08 per share. This note is currently outstanding and past due, and $20,063 of accrued interest is recorded as of March 31, 2017.

6.	Promissory Notes

	March 31,	December 31,
Year of issuance:	2017	2016
(a) 2016 (due November 2016)	$10,000	$10,000
(b) 2017 (due May 2017)	100,000	-
Accrued interest	15,433	251
Promissory notes payable, net	$125,433	$10,251

(a) In 2016, the Company issued $170,000 of promissory notes to various outside investors, with simple interest rates ranging from 4% - 9% and a weighted average term at issuance of approximately three months. As of March 31, 2017 and December 31, 2016, a $10,000 note remained outstanding and was past due, and $350 and $251 of accrued interest is recorded as of March 31, 2017 and December 31, 2016.

(b) In January 2017, the Company issued a $100,000 unsecured promissory note to an outside investor, with a term of 120 days and a fixed interest charge consisting of 6% of the principal in cash plus 6% of the principal in shares of common stock at a price of $0.75 per share, or 8,000 shares. Because the interest charge is fixed and due in full at any repayment date regardless of the stated maturity date, the Company recorded accrued interest of $13,040, representing the total fair value of the charge, at the inception of the note.

7.	Promissory Notes – Related Party

	March 31,	December 31,
Year of issuance:	2017	2016
2016 (due September 2016)	$-	$14,000
Accrued interest	-	2,805
Promissory notes payable – related party, net	$-	$16,805

In 2016, the Company issued $140,000 of unsecured promissory notes to various related party investors, with interest rates ranging from 6% to 12% and a weighted average term at issuance of approximately four months. As of December 31, 2016 the remaining balance of the unpaid notes was $14,000, which was repaid during the first quarter of 2017.

8.	Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed financial statements at March 31, 2017 with respect to such matters, including the matter noted below.

The Company recently received a payment demand from a former consultant to the Company alleging that he is owed $102,000 for unpaid services rendered. The Company is evaluating the claim and intends to respond to the former consultant’s demand in due course. If this matter results in the filing of a lawsuit against the Company, the Company intends to vigorously defend itself and, as well, will consider filing a counterclaim for damages against the former consultant.

9.	Stockholders’ Deficit

Preferred Stock

Series A

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

At the option of the holder, the Series A preferred stock (including accrued but unpaid dividends) may be converted into shares of the Company’s common stock commencing January 1, 2017 at $0.60 per share. The preferred stock (including accrued but unpaid dividends) shall automatically convert into shares of common stock in the event that the Company receives gross proceeds of at least $4,000,000 in one or more equity financing transactions subsequent to September 30, 2016, or if the ten (10) day Volume Weighted Average Price per share of common stock is $2.00 or more. If not converted by September 30, 2019, the preferred stock (including accrued but unpaid dividends) shall automatically and mandatorily convert into shares of common stock at $0.60 per share. Such mandatory conversion shall be subject to either a registration statement having been filed with the Securities and Exchange Commission, including the common stock underlying the preferred stock, and being in effect, or all shares of underlying common stock being saleable under Rule 144 pursuant to the Securities Act without regard to volume limitations.

The issuance of the 1,170,000 shares of convertible preferred stock gave rise to a beneficial conversion feature due to the stated conversion price of $0.60 per share being less than the market price of the shares at the issuance date as determined by a third-party valuation. The Company accounted for the beneficial conversion features in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a total deemed dividend on the Series A Senior Convertible Preferred Stock of $779,586 at December 31, 2016, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued preferred stock exceeded the proceeds from such issuances. The deemed dividend on the preferred stock is accreted using the effective interest method from the respective issuance dates through the earliest conversion date of January 1, 2017. The accretion of the deemed dividend for the year ended December 31, 2016 was $760,011. The remaining balance of $19,575, representing the amount allocable to the January 1, 2017 earliest conversion date, was accreted in January 2017.

Sale of the Company’s Series A Senior Convertible Preferred Stock was closed on December 31, 2016.

During the three months ended March 31, 2017 the Company declared dividends of $ 33,631 to its Series A preferred shareholders which were paid through the issuance of 56,065 shares of common stock.

Series B

As of May 10, 2017, the Company had sold 700,000 shares of the Company’s Series B Convertible Preferred Stock to various investors. The purchase price of the stock was $1.00 per share, for an aggregate purchase price of $700,000. The stock has a stated value of $1.00 per share and accrues an annual dividend at the rate of 6% of the stated value, calculated quarterly, to be paid in shares of common stock at the rate of $0.75 per share. Series B preferred stock is convertible commencing December 31, 2017, or earlier upon the approval of the Board of Directors, by the holder into common stock at $0.75 per share. The stock is automatically convertible by the Company upon an equity financing of at least $5,000,000 subsequent to June 30, 2017, or is publicly traded for at least $2.00 per share for 10 consecutive trading days, or upon completion of a Major Transaction (as defined in the Certificate of Designation). Dividends are payable to holders of record quarterly, on the last business day of each calendar quarter, from the date of issuance, as may be declared by the Board of Directors, and are cumulative. Series B preferred stock is senior to all Common Stock and junior to the Series A preferred stock.

The issuance of the Series B preferred stock gave rise to a beneficial conversion feature due to the stated conversion price of $0.75 per share being less than the market price of the shares at the issuance date. In addition, warrants were issued to investors who had previously participated in the 2016 Series A preferred stock offering. The Company accounted for the beneficial conversion feature, including an allocation of proceeds for the warrants on a relative fair value basis, in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a total deemed dividend on the Series B preferred stock of $165,506 at March 31, 2017, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued preferred stock exceeded the proceeds from such issuances. The deemed dividend on the preferred stock is accreted using the effective interest method from the respective issuance dates through the earliest conversion date of December 31, 2017. The accretion of the deemed dividend for the three months ended March 31, 2017 was $12,266.

During the three months ended March 31, 2017, the Company declared dividends of $2,441 to its Series B preferred shareholders which were paid through the issuance of 3,256 shares of common stock.

Both classes of preferred stock will vote with the common stock on an “as converted” basis and have standard anti-dilution rights, exclusive of price protection. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of common stock of the Company unless, prior thereto, the holders of all classes of preferred stock shall have received out of the available assets of the Company, whether capital or surplus, an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon. If the assets of the Company are insufficient to pay in full such amounts due the holders of the preferred stock, then the entire assets shall be distributed ratably among the holders of the preferred stock in accordance with the respective preferences and amounts that would be payable on such shares of preferred stock if all amounts payable thereon were paid in full.

Preferred shareholders of both series have unlimited piggyback registration rights. Holders of a majority of the shares of preferred stock (based on the $1.00 stated value) outstanding shall have the right to one demand registration during the three (3) years following the effective date of the Company’s registration statement under the Securities Exchange Act of 1934, so long as at least $500,000 of preferred stock was sold of that series, and at least $250,000 of the related class of preferred stock is still outstanding. This demand registration right will terminate when all shares of preferred stock have been converted into common stock.

In the event of a merger or acquisition or change in control of the Company, the preferred stock (including all accrued but unpaid dividends) will be deemed converted into shares of common stock immediately prior to the closing of such a transaction.

Common Stock

During 2016 and prior, the Company issued 2,005,000 shares of restricted common stock for services rendered. These shares are subject to vesting requirements over 9 to 12 months and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock was $2,146,280. As of December 31, 2016, 1,652,500 of those shares with a fair value of $2,037,014 had vested, and 352,500 shares with a fair value of $109,266 remained to be vested.

During the three months ended March 31, 2017, the Company issued 162,500 shares of restricted common stock to a service provider. These shares are subject to vesting requirements over 4 months and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock was $143,000 based on a valuation per share of $0.88 on the date of grant.

During the three months ended March 31, 2017, the Company recorded $1,160,781 of expense related to the vested portion of this restricted stock, and the remaining $91,485 is expected to be recorded in the second quarter of 2017.

Additional details of the Company’s restricted common stock are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, December 31, 2016	352,500	1.13
Issued	162,500	0.88
Vested	(123,750)	0.92
Forfeited	-	-
Non-vested, March 31, 2017	391,250	$1.09

Warrants

During the three months ended March 31, 2017, in connection with the Series B Convertible Preferred Stock offering discussed above, the Company issued a total of 60,000 warrants as additional incentive to investors who had previously invested in the Company’s Series A Senior Convertible Preferred Stock offering in 2016. These warrants are fully vested, are immediately exercisable at $0.75 per share, and expire between March 6, 2020 and March 8, 2020. The warrants were valued at $51,796, based upon the Black-Scholes option-pricing model, with a stock price of $0.88, volatility of 135%, and an average risk-free interest rate of 1.61%.

A summary of the Company’s warrant activity is as follows:

Shares
December 31, 2016	2,923,666
Granted	60,000
Forfeitures	-
Exercised	-
March 31, 2017, all exercisable	2,983,666

As of March 31, 2017, the Company had an aggregate of 2,983,666 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $0.37, weighted average remaining life of 1.4 years and aggregate intrinsic value of $1,293,512, based upon a stock valuation of $0.88 per share. The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the warrants.

10.	Related Party Transactions

Due to and from related parties represents unreimbursed expenses and compensation incurred on behalf of, and amounts loaned to the Company by, Michael Favish, the Company’s Chief Executive Officer, as well as other shareholders. The advances are unsecured, non-interest bearing and are due on demand. As of March 31, 2017 and December 31, 2016, the Company had $133,388 and $91,483, respectively, due to related parties.

During the three months ended March 31, 2017, the Company incurred $62,500 of salary expense and paid $22,500 for our CEO, Michael Favish. During the twelve-month period ended December 31, 2016, the Company incurred salary expense of $250,000 and paid $48,500. Accrued amounts are included in general and administrative expenses.

11.	Subsequent Events

During April 2017, the Company issued 175,000 shares of fully vested restricted common stock to consultants for services rendered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation of Information

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc. unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this report. All dollar amounts refer to U.S. dollars unless otherwise indicated.

Overview

Guardion Health Sciences, Inc. was formed in December 2009 in California as a limited liability company under the name P4L Health Sciences, LLC and we subsequently changed our name to Guardion Health Sciences, LLC. On June 30, 2015, we converted from a California limited liability company to a Delaware corporation, changing our name to Guardion Health Sciences, Inc.

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

Recent Developments

On March 1, 2017, we entered into a non-binding letter of intent (“LOI”) with VectorVision, Inc., a Delaware corporation (“VectorVision”), whereby the parties set forth an outline of the terms and conditions pursuant to which we would acquire all of the outstanding shares of stock of VectorVision in exchange for a to be determined number of shares of our common stock. VectorVision specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and ETDRS acuity vision testing. Its patented standardization system provides the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. VectorVision’s CSV-1000 device is considered the standard of care for clinical trials. Upon closing of the transaction, VectorVision would become a wholly-owned subsidiary of ours. We believe the acquisition of VectorVision would expand our technical portfolio and further establish our position at the forefront of early detection, intervention and monitoring of a range of eye diseases. The transaction is subject to significant conditions precedent to closing, including, but not limited to, the satisfactory completion of due diligence, the determination of the amount of purchase consideration, the negotiation of definitive transaction documents, the completion of an audit of VectorVision’s financial statements, and other matters, no later than the June 30, 2017 expiration date of the LOI.

Going Concern

The financial statements have been prepared assuming we will continue as a going concern. We have utilized cash in operating activities of $445,576 and $363,862 during the three months ended March 31, 2017 and 2016, respectively, and had a total stockholders’ deficiency of $153,804 and $345,574 as of March 31, 2017 and December 31, 2016, respectively. We expect to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

Our auditors have also included explanatory language in their opinion that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

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

Recent Accounting Pronouncements

See Note 1 to the condensed financial statements for Managements’ discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Our financial statements included herein include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

The fair value of common stock was determined based on management’s judgment. In order to assist management in calculating such fair value, we retained a third-party valuation firm in determining the value of our Company. The third-party valuation firm’s input was utilized in determining the related per unit or share valuations of our equity used at March 31, 2017 and December 31, 2016. Management used valuations of $1.00 per unit or share in its fair value calculations for the periods between January 1, 2016 and September 30, 2016, and $0.88 per share for periods after September 30, 2016, based on various inputs, including valuation reports prepared by the third-party valuation firm as of December 31, 2016 and 2015. The fully diluted per share equivalent price is lower in 2017 than in early 2016 due to the dilutive effect of the issuance of common shares as compensation during the period. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. We considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm using multiple years of balance sheet and income statement projections along with the following primary assumptions:

	Three Months Ended March 31,
	2017	2016
Discount rate	16%	16%
Risk free rate	2.48%	2.27%
Rate of return	16%	16%
Sustainable growth rate	5%	5%
Company survival probability	65%	63%
Liquidation value	$0	$0

Management considered business and market factors affecting us during the three-month periods ended March 31, 2017 and 2016, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that $0.88 and $1.00 per share valuations are appropriate for accounting purposes at March 31, 2017 and December 31, 2016.

We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

During the three months ended March 31, 2017 and 2016, we recognized aggregate stock-compensation expense of $160,781 and $249,019, respectively, based upon stock prices ranging from $0.88 to $1.14 per share, of which $150,288 and $199,146 was recorded in general and administrative expense, $10,179 and $48,178 was recorded in sales and marketing expense, and $314 and $1,695 was recorded in research and development expense, respectively.

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

Results of Operations

Through March 31, 2017, we had limited operations and have primarily been engaged in research and development and raising capital. We have incurred significant expenditures for the development of our products and intellectual property, which includes research and development of both medical foods and medical diagnostic equipment for the treatment of various eye diseases. We had limited revenue during the three-month periods ended March 31, 2017 and 2016, all of which was generated by the sale of our proprietary product, Lumega-Z. In late 2014, we changed our focus from the dietary supplement category to the medical food category based on consultation with our intellectual property counsel and regulatory affairs consultants, as a result of which Lumega-Z is now categorized and sold as a medical food

Comparison of Three Months Ended March 31, 2017 and 2016

	Three Months Ended December 31,
	2017	2016	Change
Revenue	$55,941	$29,134	$26,807	92%
Cost of goods sold	22,633	14,247	8,386	59%
Gross Profit	33,308	14,887	18,421	124%
Operating Expenses:
Research and development	10,239	10,172	67	1%
Sales and marketing	76,736	103,578	(26,842)	(26)%
General and administrative	598,913	623,956	(25,043)	(4)%
Total Operating Expenses	685,888	737,706	(51,818)	(7)%
Loss from Operations	(652,580)	(722,819)	70,239	(10)%
Other Expense:
Interest expense	16,431	226,384	(209,953)	(93)%
Net Loss	$(669,011)	$(949,203)	$280,192	(30)%

Revenue

For the three months ended March 31, 2017, revenue from the sale of Lumega-Z was $55,941 compared to $29,134 for the three months ended March 31, 2016, resulting an increase of $26,807 or 92%. The increase is reflective of an increased customer base as we expand into new clinics.

Cost of Goods Sold

For the three months ended March 31, 2017, cost of goods sold from the sale of Lumega-Z was $22,633 compared to $14,247 for the three months ended March 31, 2016, resulting an increase of $8,386 or 59%. The increase corresponds to the additional sales recorded in 2017.

Research and Development

For the three months ended March 31, 2017, research and development costs were $10,239, consistent with the $10,172 cost from the comparable period in 2016.

Sales and Marketing

For the three months ended March 31, 2017, sales and marketing expenses were $76,736 compared to $103,578 for the comparable period in 2016. The decrease in sales and marketing expenses of $26,842 or 26% compared to the prior period was due primarily to a decrease in non-cash stock compensation expense.

General and Administrative

For the three months ended March 31, 2017, general and administrative expenses were $598,913 compared to $623,956 for the three months ended March 31, 2016. The decrease of $25,043 or 4% compared to the prior period was primarily due to a $48,859 reduction in non-cash stock compensation expense from the prior period, partially offset by an increase in accrued legal and management fees.

Interest Expense

For the three months ended March 31, 2017, interest expense was $16,431 compared to $226,384 for the comparable period of 2016. The decrease in interest expense of $209,953 or 93% compared to the prior year was due to the settlement, during 2016, of the majority of promissory notes and convertible debt that had been outstanding at the end of 2015.

Net Loss

For the three months ended March 31, 2017, we incurred a net loss of $669,011, compared to a net loss of $949,203 for the three months ended March 31, 2016. The decrease in net loss of $280,192 or 30% compared to the prior year period was primarily due to the reduction of $209,953 in interest expense related to promissory notes and convertible debt that was settled in 2016, as well as to reduced stock compensation expense in the current quarter ($160,781 was recognized in the current quarter versus $249,019 in the prior year period).

Liquidity and Capital Resources

Since our formation in 2009, we have devoted substantial effort and capital resources to the development and commercialization activities related to our lead product Lumega-Z and our MapcatSF medical device. As a result of our activities we utilized cash in operating activities of $445,576 during the three months ended March 31, 2017. We had negative working capital of $262,748 at March 31, 2017. As of March 31, 2017, we had cash in the amount of $444,850 and no available borrowings. Our financing has historically come from the issuance of convertible notes and promissory notes and to a lesser extent from the sale of common and preferred stock and exercise of warrants.

The financial statements have been prepared assuming we will continue as a going concern. We expect to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

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

We will continue to incur significant expenses for commercialization activities related to its lead product Lumega-Z, the MapcatSF medical device, and with respect to efforts to build our infrastructure. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, our long-term viability and growth will depend upon the successful development and commercialization of products other than Lumega-Z and the MapcatSF. We are continuing attempts to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that we will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If we are unable to access sufficient capital resources on a timely basis, we may be forced to reduce or discontinue its technology and product development programs and ultimately curtail or cease operations.

Sources and Uses of Cash

The following table sets forth our major sources and uses of cash for each of the following periods:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(445,576)	$(363,862)
Net cash used in investing activities	-	(1,171)
Net cash provided by financing activities	827,906	336,300
Net increase (decrease) in cash	$382,330	$(28,733)

Operating Activities

Net cash used in operating activities was $445,576 during the three months ended March 31, 2017, versus $363,862 used during the comparable prior year period. The increase in 2017 was due primarily to additional general and administrative costs paid for consulting and other professional services.

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2017 and $1,171 for the three months ended March 31, 2016, and consisted of investment in property and equipment.

Financing Activities

Net cash provided by financing activities was $827,906 for the three months ended March 31, 2017. Financing activities for the 2017 period provided proceeds of $100,000 from the issuance of short-term loans partially offset by payments on those loans of $14,000, $700,000 in proceeds from the issuance of preferred stock, and $41,906 in amounts due to related parties on a net basis.

Net cash provided by financing activities was $336,300 the year ended March 31, 2016. Financing activities for 2016 provided proceeds of $251,000 from the issuance of convertible notes and promissory notes, and $85,300 in amounts due to related parties on a net basis.

Off-Balance Sheet Arrangements

At March 31, 2017 and December 31, 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the first quarter ended in 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed financial statements at March 31, 2017 with respect to such matters, including the matter noted below.

The Company recently received a payment demand from a former consultant to the Company alleging that he is owed $102,000 for unpaid services rendered. The Company is evaluating the claim and intends to respond to the former consultant’s demand in due course. If this matter results in the filing of a lawsuit against the Company, the Company intends to vigorously defend itself and, as well, will consider filing a counterclaim for damages against the former consultant.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 30, 2017 (the “2016 Form 10-K”). The Risk Factors set forth in the 2016 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2016 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company sold 700,000 shares of the Company’s Series B Convertible Preferred Stock to various investors. The purchase price of the stock was $1.00 per share, for an aggregate purchase price of $700,000. The stock has a stated value of $1.00 per share and accrues an annual dividend at the rate of 6% of the stated value, calculated quarterly, to be paid in shares of common stock at the rate of $0.75 per share. Series B preferred stock is convertible commencing December 31, 2017, or earlier upon the approval of the Board of Directors, by the holder into common stock at $0.75 per share. The stock is automatically convertible by the Company upon an equity financing of at least $5,000,000 subsequent to June 30, 2017, or is publicly traded for at least $2.00 per share for 10 consecutive trading days, or upon completion of a Major Transaction (as defined in the Certificate of Designation). Dividends are payable to holders of record quarterly, on the last business day of each calendar quarter, from the date of issuance, as may be declared by the Board of Directors, and are cumulative. Series B preferred stock is senior to all Common Stock and junior to the Series A preferred stock.

During the three months ended March 31, 2017, in connection with the Series B Convertible Preferred Stock offering, the Company issued a total of 60,000 warrants as additional incentive to investors who had previously invested in the Company’s Series A Senior Convertible Preferred Stock offering in 2016. These warrants are fully vested, are immediately exercisable at $0.75 per share, and expire between March 6, 2020 and March 8, 2020. The warrants were valued at $51,796, based upon the Black-Scholes option-pricing model, with a stock price of $0.88, volatility of 135%, and an average risk-free interest rate of 1.61%.

The offerings of Series A Preferred Stock and Series B Preferred Stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D and/or Regulation S promulgated thereunder. No sales commissions were paid in connection with these transactions and no placement agent or underwriter was involved.

During the three months ended March 31, 2017, the Company issued 162,500 shares of restricted common stock to a service provider. These shares are subject to vesting requirements over 4 months and remain subject to forfeiture if vesting conditions are not met. The aggregate fair value of the stock was $143,000 based on a valuation per share of $0.88 on the date of grant. During the three months ended March 31, 2017, the Company recorded $100,833 of expense related to the vested portion of this restricted stock. The securities issued in the above transaction were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as such transaction did not involve any public offering. No sales commissions were paid in connection with this transaction and no placement agent or underwriter was involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May, 2017.

GUARDION HEALTH SCIENCES, INC.

By:	/s/ Michael Favish
Name:	Michael Favish
Title:	Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of GUARDION HEALTH SCIENCES, INC., hereby severally constitute and appoint Michael Favish and Vincent J. Roth, and each of them (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution, for us in any and all capacities, to sign any amendments to this Form 10-Q, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Favish	CEO, President and	May 11, 2017
Michael Favish	Chairman of the Board (Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting Officer	May 11, 2017
John Townsend	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock with Certificate of Correction (1)
3.2	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock (2)
4.1	Form of Preferred Stock Purchase Agreement (1)
4.2	Form of Series B Preferred Stock Purchase Agreement (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

(1)	filed on Form 8-K on January 5, 2017 and incorporated herein by reference.

(2)	filed on Form 8-K on March 23, 2017 and incorporated herein by reference.