Form 10-Q
period 2017-06-30
Guardion Health Sciences, Inc.
filed 2017-08-10
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, there were outstanding 25,641,551 shares of the issuer’s common stock, $0.001 par value. Registrant’s common stock is not yet publicly traded.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” “Guardion,” the “Company” and the “Registrant” refer to Guardion Health Sciences, Inc.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements.  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are based on current expectations, estimates, forecasts and projections about us, our future performance, our beliefs and management’s assumptions.  They are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “feel,” “confident,” “estimate,” “intend,” “predict,” “forecast,” “potential” or “continue” or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks described in Risk Factors, important factors to consider and evaluate in such forward-looking statements include: (i) general economic conditions and changes in the external competitive market factors which might impact the Company’s results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with acquisitions and other critical activities; (iii) changes in the Company’s corporate strategy or an inability to execute its strategy due to unanticipated changes; and (iv) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  As a result of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) and in the other documents we file from time to time with the SEC, there can be no assurance that the forward-looking statements contained in this Report will in fact transpire.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  The Company will not update or revise the forward-looking statements except to the extent required by applicable law.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash	$297,536	$62,520
Accounts receivable	1,662	1,673
Inventories	108,303	43,999
Current portion of deposits and prepaid expenses	6,576	29,363

Total current assets	414,077	137,555

Deposits and prepaid expenses, less current portion	10,470	10,470
Property and equipment, net	88,188	114,020

Total assets	$512,735	$262,045

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable and accrued liabilities	$413,907	$356,467
Accrued expenses and deferred rent	14,667	88,290
Due to related parties	169,320	91,483
Convertible notes payable	45,811	44,323
Promissory notes payable	125,314	10,251
Promissory notes payable related party	-	16,805

Total current liabilities	769,019	607,619

Commitments and contingencies

Stockholders’ Deficiency

Series A preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,705,154 and 1,705,154 shares issued and outstanding at June 30, 2017 and December 31, 2016	1,705	1,705
Series B preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,100,000 issued and outstanding at June 30, 2017	1,100	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 25,634,751 and 25,046,438 shares issued and outstanding at June 30, 2017 and December 31, 2016	25,635	25,046
Additional paid-in capital	22,056,862	20,277,882
Accumulated deficit	(22,341,586)	(20,650,207)

Total stockholders’ deficiency	(256,284)	(345,574)

Total liabilities and stockholders’ deficiency	$512,735	$262,045

See accompanying notes to condensed financial statements.

Guardion Health Sciences, Inc.

Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$59,977	$29,384	$115,912	$58,518

Cost of goods sold	29,692	12,883	52,326	27,130

Gross profit	30,285	16,501	63,586	31,388

Operating expenses
Research and development	15,530	12,101	25,770	22,273
Sales and marketing	101,598	104,535	178,333	208,114
General and administrative	766,894	893,045	1,365,807	1,517,002

Total operating expenses	884,022	1,009,681	1,569,910	1,747,389

Loss from operations	(853,737)	(993,180)	(1,506,324)	(1,716,001)

Other expenses:
Interest expense	1,924	357,446	18,355	583,830

Total other expenses	1,924	357,446	18,355	583,830

Net loss	(855,661)	(1,350,626)	(1,524,679)	(2,299,831)

Adjustments related to Series A and Series B convertible preferred stock:
Accretion of deemed dividend	(53,675)	(27,196)	(85,517)	(27,196)
Dividend declared	(45,106)	(1,664)	(81,183)	(1,664)
Net loss attributable to common shareholders	$(954,442)	$(1,379,486)	$(1,691,379)	$(2,328,691)

Net loss per common share – basic and diluted	$(0.04)	$(0.06)	$(0.07)	$(0.11)
Weighted average common shares outstanding – basic and diluted	25,470,418	21,315,242	25,287,759	21,299,171

See accompanying notes to condensed financial statements.

Guardion Health Sciences, Inc.

Condensed Statement of Stockholders’ Deficiency

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2016	1,705,154	$1,705	-	$-	25,046,438	$25,046	$20,277,882	$(20,650,207)	$(345,574)
Issuance of common stock for services	-	-	-	-	457,500	458	513,511	-	513,969
Issuance of preferred stock	-	-	1,100,000	1,100	-	-	1,098,900	-	1,100,000
Accretion of beneficial conversion feature on preferred stock	-	-	-	-	-	-	85,517	(85,517)	-
Dividend on preferred stock	-	-	-	-	130,813	131	81,052	(81,183)	-
Net loss	-	-	-	-	-	-	-	(1,524,679)	(1,524,679)
Balance at June 30, 2017	1,705,154	$1,705	1,100,000	$1,100	25,634,751	$25,635	$22,056,862	$(22,341,586)	$(256,284)

See accompanying notes to condensed financial statements.

Guardion Health Sciences, Inc.

Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(1,524,679)	$(2,299,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,331	18,815
Amortization of debt discount	-	293,821
Accrued interest expense included in notes payable	13,746	40,827
Fair value of warrants issued as post-maturity interest	-	246,578
Stock-based compensation	405,918	378,056
Stock-based compensation – related parties	108,051	534,098
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	11	329
Inventories	(64,305)	(3,295)
Deposits and prepaid expenses	22,788	17,358
Increase (decrease) in -
Accounts payable and accrued expenses	57,442	90,648
Accrued and deferred rent costs	(73,624)	(23,839)

Net cash used in operating activities	(1,023,321)	(706,435)

Investing Activities
Purchase of property and equipment	(5,500)	(1,171)

Net cash used in investing activities	(5,500)	(1,171)

Financing Activities
Proceeds from issuance of convertible notes payable	-	136,000
Proceeds from issuance of promissory notes – related party	-	140,000
Proceeds from issuance of promissory notes	100,000	170,000
Payments on promissory notes	(14,000)	(130,000)
Proceeds from issuance of preferred stock	1,100,000	545,000
Increase in due to related parties	77,837	110,300

Net cash provided by financing activities	1,263,837	971,300

Cash:
Net increase	235,016	263,694
Balance at beginning of period	62,520	13,850
Balance at end of period	$297,536	$277,544

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$1,500	$-
Income taxes	$-	$-

Non-cash financing activities:
Issuance of common stock dividends on preferred stock	$81,183	$1,664
Fair value of warrants issued in connection with promissory and convertible notes payable	$-	$245,349
Beneficial conversion feature associated with promissory and convertible notes payable	$-	$70,949

See accompanying notes to condensed financial statements.

Guardion Health Sciences, Inc.

Notes to Financial Statements

(Unaudited)

Six Months Ended June 30, 2017 and 2016

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

Through June 30, 2017, the Company has had limited operations, but has been primarily engaged in research, development, commercialization and capital raising. The Company has incurred significant expenditures for the development of the Company's products and intellectual property, which includes research and development of both medical foods and medical diagnostic equipment for the treatment of various eye diseases. The Company had limited revenue during the six months ended June 30, 2017 and 2016, all of which was generated by the sale of the Company’s proprietary product, Lumega-Z.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $1,524,679 and utilized cash in operating activities of $1,023,321 during the six months ended June 30, 2017, and had a stockholders’ deficit of $256,284 as of June 30, 2017. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company’s independent registered public accounting firm has also included explanatory language in their report accompanying the Company’s audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures, which include patent related costs and stock compensation expense, are expensed as incurred and totaled $25,770 and $22,273 for the six months ended June 30, 2017 and 2016, respectively.

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

The fair value of common stock was determined based on management’s judgment. In order to assist management in calculating such fair value, the Company retained a third-party valuation firm whose input was utilized in determining the related per share valuations of the Company’s equity instruments. Management used valuations of $1.00 per share in its fair value calculations for the periods between January 1, 2016 and September 30, 2016, and $0.88 per share for periods after September 30, 2016. The current valuation of $0.88 per share is lower than previous valuations due to the dilutive effect of the issuance of common shares as compensation during the periods. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. The Company considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm using multiple years of balance sheet and income statement projections along with the following primary assumptions:

	Six Months Ended June 30,
	2017	2016
Discount rate	16%	16%
Risk free rate	2.48%	2.27%
Rate of return	16%	16%
Sustainable growth rate	5%	5%
Company survival probability	65%	63%
Liquidation value	$0	$0

Management considered business and market factors affecting the Company during the six-month periods ended June 30, 2017 and 2016, including capital raising efforts, proprietary technology, and other factors. Based on this evaluation, management believes that $0.88 and $1.00 per share valuations are appropriate for accounting purposes for the periods ending June 30, 2017 and 2016, respectively.

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

The Company recognizes stock compensation expense on stock purchases at a price less than fair value, and for fully-vested stock issued to consultants and other service providers, for the excess of fair value of the stock over the price paid for the stock.

The Company recognizes the fair value of stock-based compensation within its statements of operations with classification depending on the nature of the services rendered. The Company will issue new shares to satisfy stock option exercises.

Net Loss per Share

The Company’s computation of basic and diluted net loss per common share is measured as net loss divided by the weighted average common shares outstanding during the respective periods, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Potential common shares such as from unexercised warrants and shares of common stock issuable upon conversion of convertible debt and convertible preferred stock outstanding that have an anti-dilutive effect are excluded from the calculation of diluted net loss per share. The Company’s basic and diluted net loss per share is the same for all periods presented because all shares of common stock issuable upon exercise of warrants and conversion of convertible debt and convertible preferred stock outstanding are anti-dilutive as they decrease loss per share.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	June 30,
	2017	2016
Warrants	2,983,666	2,873,666
Estimated shares issuable upon conversion of convertible notes payable	31,250	1,445,811
Shares issuable upon conversion of convertible preferred stock	4,308,600	908,335
	7,323,516	5,227,812

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 is to be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not currently expected to have any impact on the Company’s financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$106,159	$40,679
Finished goods	2,144	3,320
	$108,303	$43,999

4.	Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	December 31,
	2017	2016
Leasehold improvements	$98,357	$98,357
Testing equipment	145,503	145,503
Furniture and fixtures	15,348	15,348
Computer equipment	15,277	15,277
Office equipment	8,193	2,694
	282,678	277,179
Less accumulated depreciation and amortization	(194,490)	(163,159)
	$88,188	$114,020

For the six months ended June 30, 2017 and 2016, depreciation and amortization expense was $31,331 and $18,815, respectively, of which $14,650 and $12,840 was included in research and development expense, respectively, and $16,681 and $5,975 was included in general and administrative expense, respectively.

5.	Convertible Notes Payable

	June 30,	December 31,
	2017	2016
Year of issuance:
2010 (due August 2013)	$25,000	$25,000
Accrued interest	20,811	19,323
Notes payable	$45,811	$44,323

In July 2010, the Company issued an unsecured convertible note payable in the amount of $25,000. The note carries simple interest at a rate of 12% per annum and became due and payable on August 1, 2013. The outstanding amounts are convertible into shares of common stock of the Company at conversion prices of $0.08 per share. This note is currently outstanding and past due, and $20,811 of accrued interest is recorded as of June 30, 2017.

6.	Promissory Notes

	June 30,	December 31,
	2017	2016
Year of issuance:
(a) 2016 (due November 2016)	$10,000	$10,000
(b) 2017 (due May 2017)	100,000	-
Accrued interest	15,314	251
Promissory notes payable, net	$125,314	$10,251

(a) In 2016, the Company issued $170,000 of promissory notes to various outside investors, with simple interest rates ranging from 4% - 9% and a weighted average term at issuance of approximately three months. As of June 30, 2017 and December 31, 2016, a $10,000 note remained outstanding and was past due, and $449 and $251 of accrued interest is recorded as of June 30, 2017 and December 31, 2016.

(b) In January 2017, the Company issued a $100,000 unsecured promissory note to an outside investor, with a term of 120 days and a fixed interest charge consisting of 6% of the principal in cash plus 6% of the principal in shares of common stock at a price of $0.75 per share, or 8,000 shares. Because the interest charge is fixed and due in full at any repayment date regardless of the stated maturity date, the Company recorded accrued interest of $13,040, representing the total fair value of the charge, at the inception of the note. As of June 30, 2017, this note is past due, and $822 of additional accrued interest has been recorded.

7.	Promissory Notes – Related Party

	June 30,	December 31,
	2017	2016
Year of issuance:
2016 (due September 2016)	$-	$14,000
Accrued interest	-	2,805
Promissory notes payable – related party, net	$-	$16,805

In 2016, the Company issued $140,000 of unsecured promissory notes to various related party investors, with interest rates ranging from 6% to 12% and a weighted average term at issuance of approximately four months. As of December 31, 2016 the remaining balance of the unpaid notes was $14,000, which was repaid during the first quarter of 2017.

8.	Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed financial statements at June 30, 2017 with respect to such matters, including the matter noted below.

The Company recently received a payment demand from a former consultant to the Company alleging that he is owed approximately $192,000 for services rendered. The Company has disputed this demand and the resolution of this matter is uncertain. The Company intends to vigorously protect its rights.

On March 1, 2017, we entered into a non-binding letter of intent (“LOI”) with VectorVision, Inc., a Delaware corporation (“VectorVision”), whereby the parties set forth an outline of the terms and conditions pursuant to which we would acquire all of the outstanding shares of stock of VectorVision in exchange for a to be determined number of shares of our common stock. VectorVision specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and ETDRS acuity vision testing. VectorVision’s patented standardization system is designed to provide the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. We believe the acquisition of VectorVision would expand our technical portfolio and further establish our position at the forefront of early detection, intervention and monitoring of a range of eye diseases. The transaction is subject to significant conditions precedent to closing, including, but not limited to, the satisfactory completion of due diligence, the determination of the amount of purchase consideration, the negotiation of definitive transaction documents, the completion of an audit of VectorVision’s financial statements, and other matters, no later than the August 31, 2017 expiration date of the LOI, as amended. No assurances can be provided regarding whether or when we may complete the acquisition of VectorVision. It is possible that we may never consummate this contemplated acquisition of VectorVision or we may complete such acquisition on terms materially different than those described herein.

9.	Stockholders’ Deficit

Preferred Stock

Series A

During 2016, the Company sold 1,170,000 shares of the Company’s Series A Senior Convertible Preferred Stock (the “Series A Preferred Stock”) to various investors. The purchase price of the Series A Preferred Stock was $1.00 per share, for an aggregate purchase price of $1,170,000. In addition, during 2016, the Company issued 535,154 shares of its Series A Preferred Stock with a fair value of $784,888 upon conversion of $535,149 of notes payable and accrued interest. The Series A Preferred Stock has a stated value of $1.00 per share and accrues an annual dividend at the rate of 8% of the stated value, calculated quarterly, to be paid in shares of common stock at the rate of $0.60 per share. Dividends are payable to holders of record quarterly, on the last business day of each calendar quarter, from the date of issuance, as may be declared by the Board of Directors, and are cumulative.

At the option of each holder, the Series A Preferred Stock (including accrued but unpaid dividends) may be converted into shares of the Company’s common stock commencing January 1, 2017 at $0.60 per share. The Series A Preferred Stock (including accrued but unpaid dividends) shall automatically convert into shares of common stock in the event that the Company receives gross proceeds of at least $4,000,000 in one or more equity financing transactions subsequent to September 30, 2016, or if the ten (10) day Volume Weighted Average Price per share of common stock is $2.00 or more. If not converted by September 30, 2019, the preferred stock (including accrued but unpaid dividends) shall automatically and mandatorily convert into shares of common stock at $0.60 per share. Such mandatory conversion shall be subject to either a registration statement having been filed with the Securities and Exchange Commission, including the common stock underlying the Series A Preferred Stock, and being in effect, or all shares of underlying common stock being saleable under Rule 144 pursuant to the Securities Act without regard to volume limitations.

The issuance of the 1,170,000 shares of Series A Preferred Stock gave rise to a beneficial conversion feature due to the stated conversion price of $0.60 per share being less than the market price of the shares of Series A Preferred Stock at the issuance date as determined by an independent third-party valuation firm. The Company accounted for the beneficial conversion features in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a total deemed dividend on the Series A Preferred Stock of $779,586 at December 31, 2016, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series A Preferred Stock was accreted using the effective interest method from the respective issuance dates through the earliest conversion date of January 1, 2017. The accretion of the deemed dividend for the year ended December 31, 2016 was $760,011. The remaining balance of $19,575, representing the amount allocable to the January 1, 2017 earliest conversion date, was accreted in January 2017.

Sale of the Company’s Series A Preferred Stock was closed on December 31, 2016.

During the six months ended June 30, 2017 the Company declared dividends of $67,646 on its Series A Preferred Stock which were satisfied in full through the issuance of an aggregate of 112,759 shares of common stock.

Series B

As of June 30, 2017, the Company had sold 1,100,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to various investors. The purchase price of the Series B Preferred Stock was $1.00 per share, for an aggregate purchase price of $1,100,000. The Series B Preferred Stock has a stated value of $1.00 per share and accrues an annual dividend at the rate of 6% of the stated value, calculated quarterly, to be paid in shares of common stock at the rate of $0.75 per share. Series B Preferred Stock is convertible commencing December 31, 2017, or earlier upon the approval of the Board of Directors, by the holders thereof into common stock at a conversion rate of $0.75 per share. The stock is automatically convertible by the Company upon an equity financing of at least $5,000,000 subsequent to June 30, 2017, or in the event the Company’s common stock is publicly traded for at least $2.00 per share for 10 consecutive trading days, or upon completion of a Major Transaction (as defined in the Certificate of Designation). Dividends are payable to holders of record quarterly, on the last business day of each calendar quarter, from the date of issuance, as may be declared by the Board of Directors, and are cumulative. Series B Preferred Stock is senior to all common stock and junior to the Series A Preferred Stock in terms of liquidation preferences.

The issuance of the Series B Preferred Stock gave rise to a beneficial conversion feature due to the stated conversion price of $0.75 per share being less than the market price of the shares at the issuance date. In addition, warrants were issued to purchasers of the Series B Preferred Stock who had previously participated in the 2016 Series A Preferred Stock offering. The Company accounted for the beneficial conversion feature, including an allocation of proceeds for the warrants on a relative fair value basis, in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a total deemed dividend on the Series B Preferred Stock of $234,840 at June 30, 2017, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the Series B Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series B Preferred Stock is accreted using the effective interest method from the respective issuance dates through the earliest conversion date of December 31, 2017. The accretion of the deemed dividend for the six months ended June 30, 2017 was $65,942.

During the six months ended June 30, 2017, the Company declared dividends of $13,537 on its Series B Preferred Stock which were satisfied in full through the issuance of an aggregate of 18,054 shares of common stock.

Both classes of preferred stock will vote with the common stock on an “as converted” basis and have standard anti-dilution rights, exclusive of price protection. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, no distribution shall be made to the holders of any shares of common stock of the Company unless, prior thereto, the holders of all classes of preferred stock shall have received out of the available assets of the Company, whether capital or surplus, an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon. If the assets of the Company are insufficient to pay in full such amounts due the holders of the preferred stock, then the entire assets shall be distributed ratably among the holders of the preferred stock, first to holders of Series A Preferred Stock, then to holders of Series B Preferred Stock, in accordance with the respective preferences and amounts that would be payable on such shares of preferred stock if all amounts payable thereon were paid in full.

Preferred shareholders of both series have unlimited piggyback registration rights. Holders of a majority of the shares of preferred stock (based on the $1.00 stated value) outstanding shall have the right to one demand registration during the three (3) years following the effective date of the Company’s registration statement under the Securities Exchange Act of 1934, so long as at least $500,000 of preferred stock was sold of that series, and at least $250,000 of the related class of preferred stock is still outstanding. This demand registration right and the piggyback registration rights will terminate when all shares of preferred stock have been converted into common stock.

In the event of a merger or acquisition or change in control of the Company, both classes of preferred stock (including all accrued but unpaid dividends) will be deemed converted into shares of common stock immediately prior to the closing of such a transaction.

Common Stock

During 2016 and 2015, the Company issued 3,459,091 shares of common stock for services rendered. The aggregate grant date fair value of the stock was $3,803,980. 1,405,000 of these shares were restricted shares subject to vesting requirements over 9 to 12 months and subject to forfeiture if vesting conditions were not met. As of December 31, 2016, 1,052,500 of the restricted shares with a fair value of $1,580,372 had vested, and 352,500 restricted shares with a fair value of $111,369 remained to be vested. As of June 30, 2017, all 1,405,000 shares have fully vested.

During the first six months of 2017, the Company issued 457,500 shares of common stock to service providers. The aggregate fair value of the stock was $402,600 based on a valuation per share of $0.88 on the date of grant. 162,500 of these shares were restricted shares subject to vesting requirements over 4 months and subject to forfeiture if vesting conditions were not met. As of June 30, 2017, all such shares have fully vested.

Additional details of the Company’s restricted common stock are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, December 31, 2016	352,500	1.13
Issued	162,500	0.88
Vested	(515,000)	1.05
Forfeited	-	-
Non-vested, June 30, 2017	-	$-

Warrants

During March 2017, in connection with the Series B Preferred Stock offering discussed above, the Company issued a total of 60,000 warrants as additional incentive to investors who had previously invested in the Company’s Series A Preferred Stock offering in 2016. These warrants are fully vested, are immediately exercisable at $0.75 per share, and expire between March 6, 2020 and March 8, 2020. The warrants were valued at $51,796, based upon the Black-Scholes option-pricing model, with a stock price of $0.88, volatility of 135%, and an average risk-free interest rate of 1.61%.

A summary of the Company’s warrant activity is as follows:

Shares
December 31, 2016	2,923,666
Granted	60,000
Forfeitures	-
Exercised	-
June 30, 2017, all exercisable	2,983,666

As of June 30, 2017, the Company had an aggregate of 2,983,666 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $0.37, weighted average remaining life of 1.4 years and aggregate intrinsic value of $1,293,512, based upon a stock valuation of $0.88 per share. The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the warrants.

10.	Related Party Transactions

Due to and from related parties represents unreimbursed expenses and compensation incurred on behalf of, and amounts loaned to the Company by, Michael Favish, the Company’s Chief Executive Officer, as well as other shareholders. The advances are unsecured, non-interest bearing and are due on demand. As of June 30, 2017 and December 31, 2016, the Company had $169,320 and $91,483, respectively, due to related parties.

During the six months ended June 30, 2017, the Company incurred $125,000 of salary expense and paid $50,000 in salary to our CEO, Michael Favish. During the twelve-month period ended December 31, 2016, the Company incurred salary expense of $250,000 and paid $48,500 in salary to Mr. Favish. Accrued amounts are included in general and administrative expenses.

11.	Subsequent Events

During July 2017, the Company issued 6,800 shares of fully vested common stock to consultants for services rendered.

During July 2017, the Company issued 1,975,000 additional shares of Series B Preferred Stock to investors for an aggregate purchase price of $1,975,000. The Series B Preferred Stock issued in July 2017 has the same terms as the Series B Preferred Stock issued prior to July 2017. Sales of the Series B Preferred Stock was closed on July 31, 2017.

During July 2017, the Company repaid a $100,000 unsecured promissory note from a related party investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation of Information

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc. unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report and our audited financing statements for the year ended December 31, 2016, and the notes thereto, which are set forth in the 2016 Form 10-K.. All dollar amounts refer to U.S. dollars unless otherwise indicated.

Overview

Guardion Health Sciences, Inc. was formed in December 2009 in California as a limited liability company under the name P4L Health Sciences, LLC and we subsequently changed our name to Guardion Health Sciences, LLC. On June 30, 2015, we converted from a California limited liability company to a Delaware corporation, changing our name to Guardion Health Sciences, Inc.

We are a specialty health sciences company formed to develop, formulate and distribute condition-specific medical foods with an initial medical food product on the market under the brand name Lumega-Z® that replenishes and restores the macular protective pigment. A depleted macular protective pigment is a modifiable risk factor for retina based diseases such as age-related macular degeneration (“AMD”), computer vision syndrome (“CVS”) and diabetic retinopathy. Additional research has also shown a depleted macular protective pigment to be a biomarker for neurodegenerative diseases such as Alzheimer’s and dementia. We have had limited operations to date, and have primarily been engaged in research, development, commercialization and capital raising.

We have also developed a proprietary medical device called the MapcatSF® that accurately measures the macular pigment optical density (“MPOD”). We invented our own proprietary patented technology embodied in the MapcatSF. On November 8, 2016, the USPTO issued patent number 9,486,136 for the MapcatSF invention. Using the MapcatSF to measure the MPOD allows one to monitor the increase in the density of the macular protective pigment after taking Lumega-Z. The MapcatSF is a non-mydriatic, non-invasive device that is designed to accurately measure the MPOD, the lens optical density and lens equivalent age, thereby creating an evidence-based protocol that is shared with the patient. A non-mydriatic device is one that does not require dilation of the pupil for it to function. The MapcatSF is intended to be the first device using a patented “single fixation” process and “automatic lens density correction” that produces accurate serialized data.

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

By combining our MapcatSF medical device and Lumega-Z medical food, we have developed, based on our management’s knowledge of the industry, what we believe to be the only reliable two-pronged, evidence-based protocol for replenishing and restoring the macular protective pigment and increasing overall retinal health.

Recent Developments

On March 1, 2017, we entered into a non-binding letter of intent (“LOI”) with VectorVision, Inc., a Delaware corporation (“VectorVision”), whereby the parties set forth an outline of the terms and conditions pursuant to which we would acquire all of the outstanding shares of stock of VectorVision in exchange for a to be determined number of shares of our common stock. VectorVision specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and ETDRS acuity vision testing. VectorVision’s patented standardization system is designed to provide the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. We believe the acquisition of VectorVision would expand our technical portfolio and further establish our position at the forefront of early detection, intervention and monitoring of a range of eye diseases. The transaction is subject to significant conditions precedent to closing, including, but not limited to, the satisfactory completion of due diligence, the determination of the amount of purchase consideration, the negotiation of definitive transaction documents, the completion of an audit of VectorVision’s financial statements, and other matters, no later than the August 31, 2017 expiration date of the LOI, as amended. No assurances can be provided regarding whether or when we may complete the acquisition of VectorVision. It is possible that we may never consummate this contemplated acquisition of VectorVision or we may complete such acquisition on terms materially different than those described herein.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have utilized cash in operating activities of $1,023,321 and $706,435 during the six months ended June 30, 2017 and 2016, respectively, and had a total stockholders’ deficiency of $256,284 and $345,574 as of June 30, 2017 and December 31, 2016, respectively. We expect to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

Our independent registered public accounting firm have also included explanatory language in their report accompanying our audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

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

Recent Accounting Pronouncements

See Note 2 to the condensed financial statements for our management’s discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Our financial statements included herein include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows.

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

The fair value of our common stock was determined based on our management’s judgment. In order to assist management in calculating such fair value, we retained an independent third-party valuation firm in determining the value of our Company. The third-party valuation firm’s input was utilized in determining the related per share valuations of our equity used at June 30, 2017 and December 31, 2016. Management used valuations of $1.00 per share in its fair value calculations for the periods between January 1, 2016 and September 30, 2016, and $0.88 per share for periods after September 30, 2016, based on various inputs, including valuation reports prepared by the third-party valuation firm as of December 31, 2016 and 2015. The fully diluted per share equivalent price is lower in 2017 than in early 2016 due to the dilutive effect of the issuance of common shares as compensation during the period. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. We considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm using multiple years of balance sheet and income statement projections along with the following primary assumptions:

	Six Months Ended June 30,
	2017	2016
Discount rate	16%	16%
Risk free rate	2.48%	2.27%
Rate of return	16%	16%
Sustainable growth rate	5%	5%
Company survival probability	65%	63%
Liquidation value	$0	$0

Our management considered business and market factors affecting us during the six-month periods ended June 30, 2017 and 2016, including capital raising efforts, proprietary technology, and other factors. Based on this evaluation, our management believes that $0.88 and $1.00 per share valuations are appropriate for accounting purposes during the periods presented.

We account for stock and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

We recognize stock compensation expense on stock issued to consultants and other service providers for the excess of fair value of the stock over the price paid for the stock.

We recognize the fair value of stock-based compensation within our statements of operations with classification depending on the nature of the services rendered. We issue new shares to satisfy warrant exercises.

During the six months ended June 30, 2017 and 2016, we recognized aggregate stock-compensation expense of $513,969 and $912,154, respectively, based upon deemed stock values ranging from $0.88 to $1.14 per share, of which $492,983 and $812,409 was recorded in general and administrative expense, $20,357 and $96,356 was recorded in sales and marketing expense, and $629 and $3,389 was recorded in research and development expense, respectively.

Plan of Operations

General Overview

Based on the availability of sufficient funding, we intend to increase our commercialization activities and:

•	further the commercial production of the MapcatSF, starting with the manufacture of at least ten new units for sale or lease to our customers and for use in our internal clinics;

•	expand our domestic sales and marketing efforts, which include revamping our web site and new promotional materials;

•	increase production of Lumega-Z as is necessary to support the additional sales resulting from the deployment of additional MapcatSF units and increased marketing and promotional activity;

•	commence certain FDA electrical safety testing of the MapcatSF; and

•	increase our focus on intellectual property protection and strategy.

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

Results of Operations

Through June 30, 2017, we had limited operations and have primarily been engaged in research, development, commercialization and capital raising. We have incurred significant expenditures for the development of our products and intellectual property, which includes research and development of both medical foods and medical diagnostic equipment for the treatment of various eye diseases. We had limited revenue during the six-month periods ended June 30, 2017 and 2016, all of which was generated by the sale of our proprietary product, Lumega-Z.

Comparison of Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 31,
	2017	2016	Change
Revenue	$59,977	$29,384	$30,593	104%
Cost of goods sold	29,692	12,883	16,809	130%
Gross Profit	30,285	16,501	13,784	84%
Operating Expenses:
Research and development	15,530	12,101	3,429	28%
Sales and marketing	101,598	104,535	(2,937)	(3)%
General and administrative	766,894	893,045	(126,151)	(14)%
Total Operating Expenses	884,022	1,009,681	(125,659)	(12)%
Loss from Operations	(853,737)	(993,180)	139,443	(14)%
Other Expense:
Interest expense	1,924	357,446	(355,522)	(99)%
Net Loss	$(855,661)	$(1,350,626)	$494,965	(37)%

Revenue

For the three months ended June 30, 2017, revenue from the sale of Lumega-Z was $59,977 compared to $29,384 for the three months ended June 30, 2016, resulting in an increase of $30,593 or 104%. The increase is reflective of an increased customer base as we expand into new clinics.

Cost of Goods Sold

For the three months ended June 30, 2017, cost of goods sold from the sale of Lumega-Z was $29,692 compared to $12,883 for the three months ended June 30, 2016, resulting in an increase of $16,809 or 130%. The increase corresponds to the additional sales recorded in 2017.

Research and Development

For the three months ended June 30, 2017, research and development costs were $15,530 compared to $12,101 for the three months ended June 30, 2016, resulting an increase of $3,429 or 28%. The increase resulted from a modest increase in legal costs associated with our intellectual property.

Sales and Marketing

For the three months ended June 30, 2017, sales and marketing expenses were $101,598 compared to $104,535 for the three months ended June 30, 2016. The decrease in sales and marketing expenses of $2,937 or 3% compared to the prior period was due primarily to a decrease in non-cash stock compensation expense of approximately $38,000, partially offset by increases in consulting costs.

General and Administrative

For the three months ended June 30, 2017, general and administrative expenses were $766,894 compared to $893,045 for the three months ended June 30, 2016. The decrease of $126,151 or 14% compared to the prior period was primarily due to a $319,000 reduction in non-cash stock compensation expense from the prior period, partially offset by increases in accrued legal, professional and management fees.

Interest Expense

For the three months ended June 30, 2017, interest expense was $1,924 compared to $357,446 for the three months ended June 30, 2016. The decrease in interest expense of $355,522 or 99% compared to the prior period was due to the repayment or conversion, since June 30, 2016, of the majority of the promissory notes and convertible debt that had been outstanding during the three months ended June 30, 2016. Included in the $1,924 amount is $1,570 that relates to notes that are past due as of June 30, 2017.

Net Loss

For the three months ended June 30, 2017, we incurred a net loss of $855,661, compared to a net loss of $1,350,626 for the three months ended June 30, 2016. The decrease in net loss of $494,965 or 37% compared to the prior year period was primarily due to the reduction of $355,522 in interest expense related to promissory notes and convertible debt that was repaid or converted since June 30, 2016, as well as to reduced stock compensation expense in 2017 ($353,875 was recognized in the second quarter of 2017 versus $661,441 in the prior year period).

Comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 31,
	2017	2016	Change
Revenue	$115,912	$58,518	$57,394	98%
Cost of goods sold	52,326	27,130	25,196	93%
Gross Profit	63,586	31,388	32,198	103%
Operating Expenses:
Research and development	25,770	22,273	3,497	16%
Sales and marketing	178,333	208,114	(29,781)	(14)%
General and administrative	1,365,807	1,517,002	(151,195)	(10)%
Total Operating Expenses	1,569,910	1,747,389	(177,479)	(10)%
Loss from Operations	(1,506,324)	(1,716,001)	209,677	(12)%
Other Expense:
Interest expense	18,355	583,830	(565,475)	(97)%
Net Loss	$(1,524,679)	$(2,299,831)	$775,152	(34)%

Revenue

For the six months ended June 30, 2017, revenue from the sale of Lumega-Z was $115,912 compared to $58,518 for the six months ended June 30, 2016, resulting in an increase of $57,394 or 98%. The increase is reflective of an increased customer base as we expand into new clinics.

Cost of Goods Sold

For the six months ended June 30, 2017, cost of goods sold from the sale of Lumega-Z was $52,326 compared to $27,130 for the six months ended June 30, 2016, resulting in an increase of $25,196 or 93%. The increase corresponds to the additional sales recorded in 2017.

Research and Development

For the six months ended June 30, 2017, research and development costs were $25,770 compared to $22,273 for the six months ended June 30, 2016, resulting in an increase of $3,497 or 16%. The increase resulted from a modest increase in legal costs associated with our intellectual property.

Sales and Marketing

For the six months ended June 30, 2017, sales and marketing expenses were $178,333 compared to $208,114 for the six months ended June 30, 2016. The decrease in sales and marketing expenses of $29,781 or 14% compared to the prior period was due primarily to a decrease in non-cash stock compensation expense of approximately $76,000, partially offset by increases in consulting, marketing and promotional costs.

General and Administrative

For the six months ended June 30, 2017, general and administrative expenses were $1,365,807 compared to $1,517,002 for the six months ended June 30, 2016. The decrease of $151,195 or 10% compared to the prior period was primarily due to a $319,000 reduction in non-cash stock compensation expense from the prior period, partially offset by increases in accrued legal, professional and management fees.

Interest Expense

For the six months ended June 30, 2017, interest expense was $18,355 compared to $583,830 for the comparable period of 2016. The decrease in interest expense of $565,475 or 97% compared to the prior year was due to the repayment or conversion, since June 30 2016, of the majority of promissory notes and convertible debt that had been outstanding during the six months ended June 30, 2016. Included in the $18,355 amount is $2,310 that relates to notes that are past due as of June 30, 2017.

Net Loss

For the six months ended June 30, 2017, we incurred a net loss of $1,524,679, compared to a net loss of $2,299,831 for the six months ended June 30, 2016. The decrease in net loss of $775,152 or 34% compared to the prior year period was primarily due to the reduction of $565,475 in interest expense related to promissory notes and convertible debt that were repaid or converted since June 30, 2016, as well as to reduced stock compensation expense in 2017 ($513,969 was recognized in the first six months of 2017 versus $912,154 in the prior year period).

Liquidity and Capital Resources

Since our formation in 2009, we have devoted substantial effort and capital resources to the development and commercialization activities related to our lead product Lumega-Z and our MapcatSF medical device. As a result of these activities we utilized cash in operating activities of $1,023,321 during the six months ended June 30, 2017. We had negative working capital of $354,942 at June 30, 2017. As of June 30, 2017, we had cash in the amount of $297,536 and no available borrowings. Our financing has historically come from the issuance of convertible notes, promissory notes and from the sale of common and preferred stock and exercise of warrants. Some of our notes have remained outstanding beyond their stated maturity dates, resulting in additional interest charges due upon settlement.

Our financial statements have been prepared assuming we will continue as a going concern. We expect to continue to incur net losses and negative operating cash flows in the near-term. As a result, our management has concluded that there is substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued.

Our independent registered public accounting firm has also included explanatory language in their report accompanying our audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Sources and Uses of Cash

The following table sets forth our major sources and uses of cash for each of the following periods:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(1,023,321)	$(706,435)
Net cash used in investing activities	(5,500)	(1,171)
Net cash provided by financing activities	1,263,837	971,300
Net increase (decrease) in cash	$235,016	$263,694

Operating Activities

Net cash used in operating activities was $1,023,321 during the six months ended June 30, 2017, versus $706,435 used during the comparable prior year period. The increase in 2017 was due primarily to higher sales, marketing, and travel costs, in addition to paydown of our accrued rent liability and the buildup of inventory stock.

Investing Activities

Net cash used in investing activities was $5,500 for the six months ended June 30, 2017 and $1,171 for the six months ended June 30, 2016, and consisted of investment in office and computer equipment.

Financing Activities

Net cash provided by financing activities was $1,263,837 for the six months ended June 30, 2017. Financing activities for the period provided proceeds of $100,000 from the issuance of short-term loans partially offset by payments on those loans of $14,000, $1,100,000 in proceeds from the issuance of Series B Preferred Stock, and $77,837 in amounts due to related parties on a net basis.

Net cash provided by financing activities was $971,300 the six months ended June 30, 2016. Financing activities for the period provided proceeds of $446,000 from the issuance of convertible notes and promissory notes partially offset by payments on those loans of $130,000, $545,000 in proceeds from the issuance of Series A Preferred Stock, and $110,300 in amounts due to related parties on a net basis.

Off-Balance Sheet Arrangements

At June 30, 2017 and December 31, 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the second quarter ended in 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed financial statements at June 30, 2017 with respect to such matters, including the matter noted below.

The Company recently received a payment demand from a former consultant to the Company alleging that he is owed approximately $192,000 for services rendered. The Company has disputed this demand and the resolution of this matter is uncertain. The Company intends to vigorously protect its rights.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 30, 2017 (the “2016 Form 10-K”). The Risk Factors set forth in the 2016 Form 10-K and in the other documents the Company files with the SEC from time to time should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2016 Form 10-K or in the other documents the Company files with the SEC from time to time could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2017, the Company sold 1,100,000 shares of the Company’s Series B Convertible Preferred Stock to various investors. The purchase price of the stock was $1.00 per share, for an aggregate purchase price of $1,100,000. The stock has a stated value of $1.00 per share and accrues an annual dividend at the rate of 6% of the stated value, calculated quarterly, to be paid in shares of common stock at the rate of $0.75 per share. Series B preferred stock is convertible commencing December 31, 2017, or earlier upon the approval of the Board of Directors, by the holder into common stock at $0.75 per share. The stock is automatically convertible by the Company upon an equity financing of at least $5,000,000 subsequent to June 30, 2017, or is publicly traded for at least $2.00 per share for 10 consecutive trading days, or upon completion of a Major Transaction (as defined in the Certificate of Designation). Dividends are payable to holders of record quarterly, on the last business day of each calendar quarter, from the date of issuance, as may be declared by the Board of Directors, and are cumulative. Series B preferred stock is senior to all Common Stock and junior to the Series A preferred stock.

During March 2017, in connection with the Series B Convertible Preferred Stock offering, the Company issued a total of 60,000 warrants as additional incentive to investors who had previously invested in the Company’s Series A Senior Convertible Preferred Stock offering in 2016. These warrants are fully vested, are immediately exercisable at $0.75 per share, and expire between March 6, 2020 and March 8, 2020. The warrants were valued at $51,796, based upon the Black-Scholes option-pricing model, with a stock price of $0.88, volatility of 135%, and an average risk-free interest rate of 1.61%.

The offerings of Series B Preferred Stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D and/or Regulation S promulgated thereunder. No sales commissions were paid in connection with these transactions and no placement agent or underwriter was involved.

During the first six months of 2017, the Company issued 457,500 shares of common stock to service providers. The aggregate fair value of the stock was $402,600 based on a valuation per share of $0.88 on the date of grant. 162,500 of these shares were restricted shares subject to vesting requirements over 4 months and subject to forfeiture if vesting conditions were not met. As of June 30, 2017, all such shares have fully vested. The securities issued in these transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as such transaction did not involve any public offering. No sales commissions were paid in connection with the transactions and no placement agent or underwriter was involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of August, 2017.

Signature	Title	Date

/s/ Michael Favish	CEO, President and	August 10, 2017
Michael Favish	Chairman of the Board (Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting Officer	August 10, 2017
John Townsend	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Organization of P4L Health Sciences, LLC and restatement changing name to Guardion Health Sciences, LLC filed in California (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.2	Articles of Conversion; Delaware and California (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.3	The Company’s Certificate of Incorporation and amendment thereto (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.5	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock with Certificate of Correction (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017)
3.6	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017)
4.1	Form of Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017)
4.2	Form of Series B Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

*	A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

