Form 10-Q
period 2017-09-30
Guardion Health Sciences, Inc.
filed 2017-11-13
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, there were 40,545,947 shares of the issuer’s common stock issued and outstanding, $0.001 par value. Registrant’s common stock is not yet publicly traded.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” “Guardion,” the “Company” and the “Registrant” refer to Guardion Health Sciences, Inc.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or future predictions, including events or predictions relating to the Company's future financial performance, and are based on current expectations, estimates, forecasts and projections about the Company, its future performance, its beliefs and management’s assumptions.  They are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “feel,” “confident,” “estimate,” “intend,” “predict,” “forecast,” “potential” or “continue” or the negative of such terms or other variations on these words or comparable terminology. These statements involve unknown risks and uncertainties that may individually or materially impact the matters discussed herein for a variety of reasons that are outside the control of the Company, including, but not limited to, the Company’s ability to raise sufficient financing to implement its business plan and its ability to successfully develop and commercialize its proprietary products and technologies. Readers are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ materially from those described in the forward-looking statements contained herein. Readers are urged to read the risk factors set forth in the Company’s recent filings with the U. S. Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, as well as the financial statements included therein, and in the Company’s recent Quarterly Reports on Form 10-Q and in other documents the Company files with the SEC from time to time. These filings are available at the SEC’s website (www.sec.gov). The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, in each case, except to the extent required by applicable law.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  The Company will not update or revise the forward-looking statements except to the extent required by applicable law.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash	$1,269,755	$62,520
Accounts receivable	53,610	1,673
Inventories	178,033	43,999
Current portion of deposits and prepaid expenses	38,004	29,363

Total current assets	1,539,402	137,555

Deposits and prepaid expenses, less current portion	210	10,470
Property and equipment, net	100,813	114,020
Intangible assets, net	674,400	-
Goodwill	1,563,520	-

Total assets	$3,878,345	$262,045

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities
Accounts payable and accrued liabilities	$484,420	$356,467
Accrued expenses and deferred rent	24,740	88,290
Line of credit	32,395
Due to related parties	152,771	91,483
Convertible notes payable	46,567	44,323
Promissory notes payable	15,605	10,251
Promissory notes payable related party	-	16,805

Total current liabilities	756,498	607,619

Commitments and contingencies

Stockholders’ Equity (Deficiency)

Series A preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,705,154 and 1,705,154 shares issued and outstanding at September 30, 2017 and December 31, 2016	1,705	1,705
Series B preferred stock, $0.001 par value; 8,000,000 shares authorized; 3,105,000 issued and outstanding at September 30, 2017	3,105	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 28,961,058 and 25,046,438 shares issued and outstanding at September 30, 2017 and December 31, 2016	28,961	25,046
Additional paid-in capital	27,342,480	20,277,882
Accumulated deficit	(24,254,404)	(20,650,207)

Total stockholders’ equity (deficiency)	3,121,847	(345,574)

Total liabilities and stockholders’ equity (deficiency)	$3,878,345	$262,045

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$62,698	$33,677	$178,610	$92,195

Cost of goods sold	30,094	22,997	82,420	50,127

Gross profit	32,604	10,680	96,190	42,068

Operating expenses
Research and development	105,561	20,789	131,330	43,062
Sales and marketing	116,440	85,866	294,774	293,979
General and administrative	1,392,524	765,352	2,758,331	2,282,354

Total operating expenses	1,614,525	872,007	3,184,435	2,619,395

Loss from operations	(1,581,921)	(861,327)	(3,088,245)	(2,577,327)

Other expenses:
Interest expense	2,462	279,718	20,817	863,548

Net loss	(1,584,383)	(1,141,045)	(3,109,062)	(3,440,875)

Adjustments related to Series A and Series B convertible preferred stock:
Accretion of deemed dividend	(249,820)	(185,004)	(335,337)	(212,200)
Dividend declared	(78,616)	(11,395)	(159,798)	(13,059)
Net loss attributable to common shareholders	$(1,912,819)	$(1,337,444)	$(3,604,197)	$(3,666,134)

Net loss per common share – basic and diluted	$(0.07)	$(0.06)	$(0.14)	$(0.17)
Weighted average common shares outstanding – basic and diluted	25,825,907	21,424,392	25,469,112	21,352,995

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance at December 31, 2016	1,705,154	$1,705	-	$-	25,046,438	$25,046	$20,277,882	$(20,650,207)	$(345,574)
Fair value of common stock issued for acquisition	-	-	-	-	3,050,000	3,050	2,284,450	-	2,287,500
Issuance of common stock for services	-	-	-	-	617,500	618	633,351	-	633,969
Issuance of preferred stock	-	-	3,105,000	3,105	-	-	3,101,895	-	3,105,000
Fair value of vested stock options	-	-	-	-	-	-	550,014	-	550,014
Accretion of beneficial conversion feature on preferred stock	-	-	-	-	-	-	335,337	(335,337)	-
Dividend on preferred stock	-	-	-	-	247,120	247	159,551	(159,798)	-
Net loss	-	-	-	-	-	-	-	(3,109,062)	(3,109,062)
Balance at September 30, 2017	1,705,154	$1,705	3,105,000	$3,105	28,961,058	$28,961	$27,342,480	$(24,254,404)	$3,121,847

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(3,109,062)	$(3,440,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,869	44,587
Amortization of debt discount	-	391,726
Accrued interest expense included in notes payable	14,792	61,551
Fair value of warrants issued as post-maturity interest	-	407,667
Stock-based compensation	987,932	640,584
Stock-based compensation – related parties	196,051	683,285
Changes in operating assets and liabilities:
(Increase) decrease in - Accounts receivable	(1,831)	760
Inventories	(40,741)	(35,313)
Deposits and prepaid expenses	2,169	14,784
Increase (decrease) in - Accounts payable and accrued expenses	51,626	85,588
Accrued and deferred rent costs	(63,550)	(50,759)

Net cash used in operating activities	(1,914,745)	(1,196,415)

Investing Activities
Purchase of property and equipment	(25,203)	(3,195)
Cash assumed upon acquisition	4,895	-

Net cash used in investing activities	(20,308)	(3,195)

Financing Activities
Proceeds from issuance of convertible notes payable	-	136,000
Proceeds from issuance of promissory notes – related party	-	140,000
Proceeds from issuance of promissory notes	100,000	220,000
Payments on promissory notes	(124,000)	(137,000)
Proceeds from issuance of preferred stock	3,105,000	1,045,000
Increase in due to related parties	61,288	171,800

Net cash provided by financing activities	3,142,288	1,575,800

Cash:
Net increase	1,207,235	376,190
Balance at beginning of period	62,520	13,850
Balance at end of period	$1,269,755	$390,040

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$1,965	$385
Income taxes	$-	$-

Non-cash financing activities:
Issuance of common stock dividends on preferred stock	$159,798	$13,059
Fair value of warrants issued in connection with promissory and convertible notes payable	$-	$245,349
Beneficial conversion feature associated with promissory and convertible notes payable	$-	$70,949
Fair value of common shares issued for acquisition allocated to:
Intangible assets	$674,400	$-
Goodwill	$1,563,520	$-
Other assets	$49,580	$-

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2017 and 2016

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

Through September 30, 2017, the Company has had limited operations, but has been primarily engaged in research, development, commercialization and capital raising. The Company has incurred significant expenditures for the development of the Company's products and intellectual property, which includes research and development of both medical foods and medical diagnostic equipment for the treatment of various eye diseases. The Company had limited revenue during the nine months ended September 30, 2017 and 2016, all of which was generated by the sale of the Company’s proprietary product, Lumega-Z.

On September 29, 2017, the Company completed its acquisition of substantially all of the assets and liabilities of VectorVision, Inc., a company that specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and ETDRS (“Early Treatment Diabetic Retinopathy Study”) visual acuity testing. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing. See Note 3.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $3,109,062 and utilized cash in operating activities of $1,914,745 during the nine months ended September 30, 2017. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. However, the Company has also completed multiple capital financing transactions during 2017, resulting in cash on hand of $1,269,755 at September 30, and an additional $5,000,000 was received prior to the issuance of these financial statements.

As of December 31, 2016, management had concluded that there was substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements were issued, and the Company’s independent registered public accounting firm also included explanatory going concern language in their report accompanying the Company’s audited financial statements for the year ended December 31, 2016. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Although recent capital transactions have significantly improved our current cash position, the Company will continue to incur significant expenses for commercialization activities related to its lead product Lumega-Z, the MapcatSF® medical device, and with respect to efforts to build the Company’s infrastructure. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of products other than Lumega-Z and the MapcatSF. The Company is continuing attempts to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures, which include patent related costs and stock compensation expense, are expensed as incurred and totaled $131,330 and $43,062 for the nine months ended September 30, 2017 and 2016, respectively.

 Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, consultants, contractors, and employees, which include grants of employee stock options, are recognized in the financial statements based on their fair values. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date and the estimated volatility of the common stock over the term of the equity award.

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

The fair value of common stock was determined based on management’s judgment. In order to assist management in calculating such fair value, the Company retained an independent third-party valuation firm whose input was utilized in determining the related per unit or share valuations of the Company’s equity instruments. Management used valuations of $1.00 per unit or share in its fair value calculations for the periods between January 1, 2016 and September 30, 2016, and $0.88 per share for periods between October 1, 2016 and June 30, 2017. Per share valuations are based on various inputs, including valuation reports prepared by third-party valuation firms and are impacted by the dilutive effect of the issuance of common shares as compensation during the periods. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. The Company considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm using multiple years of balance sheet and income statement projections along with the following primary assumptions:

	Nine Months Ended September 30,
	2017	2016
Discount rate	16%	16%
Risk free rate	2.48%	2.27%
Rate of return	16%	16%
Sustainable growth rate	5%	5%
Company survival probability	65%	63%
Liquidation value	$0	$0

Due to the availability of historical data from the Company’s recent preferred stock sales, Management used a valuation of $0.75 for accounting purposes beginning in the third quarter of 2017. Management considered business and market factors affecting the Company during the nine-month periods ended September 30, 2017 and 2016, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that its valuations are appropriate for accounting purposes for the periods ending September 30, 2017 and 2016, respectively.

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

Net Loss per Share

The Company’s computation of basic and diluted net loss per common share is measured as net loss divided by the weighted average common shares outstanding during the respective periods, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Potential common shares such as from unexercised warrants, options, and shares of common stock issuable upon conversion of convertible debt and convertible preferred stock outstanding that have an anti-dilutive effect are excluded from the calculation of diluted net loss per share. The Company’s basic and diluted net loss per share is the same for all periods presented because all shares of common stock issuable upon exercise of warrants, options, and conversion of convertible debt and convertible preferred stock outstanding are anti-dilutive as they decrease loss per share.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	September 30,
	2017	2016
Warrants	2,983,666	2,753,666
Options	650,000	-
Estimated shares issuable upon conversion of convertible notes payable	31,250	1,345,811
Shares issuable upon conversion of convertible preferred stock	6,981,938	1,741,671
	10,646,854	5,841,148

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

3.	VectorVision Acquisition

On September 29, 2017, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets and liabilities of VectorVision, Inc., an Ohio corporation (“VectorVision”), in exchange for 3,050,000 shares of the Company’s common stock, valued at $2,287,500, pursuant to the terms of an Asset Purchase and Reorganization Agreement dated September 29, 2017, which agreement was entered into on an arm’s-length basis. The wholly-owned subsidiary that acquired the business is called VectorVision Ocular Health, Inc., a Delaware corporation, doing business as VectorVision. VectorVision’s assets acquired by the Company pursuant to the agreement included, among others, accounts receivable, fixed assets, inventories, trademarks and copyrights. VectorVision’s liabilities assumed by the Company included, among others, certain trade accounts payable to third parties and accrued liabilities, and amounts owed under an outstanding line of credit.

With respect to the 3,050,000 shares of common stock, 250,000 shares were held back as security for VectorVision’s indemnification obligations to the Company and the remaining 2,800,000 shares were issued to VectorVision at the closing of the transaction. The shares represented approximately 11% of the Company’s issued and outstanding common stock immediately following consummation of the agreement. The shares held back as security are included in our weighted average common shares outstanding for per-share calculations.

Pursuant to the terms of the agreement, David Evans, the founder of VectorVision, was appointed to the Company’s Board of Directors on September 29, 2017. Dr. Evans is recognized as the leading expert in clinical contrast sensitivity and glare testing. He has provided his testing expertise and data analysis capability to a wide range of leading ophthalmic companies. Dr. Evans has published more than 30 scientific articles and 3 book chapters in the areas of refractive surgery, glaucoma, ocular blood flow and visual function, and is the inventor of 5 patents related to vision testing devices. Dr. Evans received a Bachelor of Science degree in Human Factors Engineering from the United States Air Force Academy, a Master of Science degree and Masters in Business Administration from Wright State University in Dayton, Ohio, and a Ph.D. in Ocular Physiology from Indiana University. Dr. Evans will also serve as a consultant to the Company to further the Company’s planned development and commercialization of the Company’s portfolio of products.

VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing for use by eye doctors in clinical trials, for real-world vision evaluation, and industrial vision testing. VectorVision specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and ETDRS (Early Treatment Diabetic Retinopathy Study) visual acuity testing. VectorVision developed and commercialized its CSV-1000 medical device to conduct contrast sensitivity testing and it developed and commercialized its ESV-3000 medical device to conduct ETDRS visual acuity testing. The patented standardization system provides the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. The Company believes VectorVision’s CSV-1000 device to be the standard of care for clinical trials. The acquisition of VectorVision expands the Company’s technical portfolio and the Company believes it further establishes the Company’s position at the forefront of early detection, intervention and monitoring of a range of eye diseases.

The Company accounted for the acquisition pursuant to Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Management identified and evaluated the preliminary fair values of the assets acquired, relying in part, on the work of an independent third party valuation firm engaged by the Company to provide input as to the fair value of the consideration paid (because there is no established trading market for the Company’s Common Stock) and the assets acquired, including the valuation methodology most relevant to the transactions described herein, and to assist in the related calculations, analysis and allocations. Historical transactions, as well as the income, market and cost approaches to value were considered. Management ultimately determined that due to recent sales of the Company’s preferred stock and consideration of current business and market factors, that the use of historical transactions, and a value of $0.75, would result in the most appropriate valuation for accounting purposes. The valuation conclusion is preliminary, and subject to revision.

In accordance with ASC 805, the Company utilized the acquisition method of accounting, whereby the purchase consideration is allocated to specific tangible and intangible assets at their estimated fair values on the date of acquisition. The following table summarizes the allocation of preliminary fair values of the purchase consideration to the assets and liabilities assumed:

Fair Values
Common stock consideration	$2,287,500
Liabilities assumed	108,722
Total purchase consideration	2,396,222

Cash	(4,895)
Accounts receivable	(50,105)
Inventory	(93,293)
Prepaid assets	551
Property and equipment	(9,458)
Intangible assets	674,400
Goodwill	$1,563,520

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and benefits of the combined company.

The Company has consolidated VectorVision’s balance sheet with the Company’s balance sheet effective September 30, 2017, and will include VectorVision’s operations with the Company’s statement of operations commencing October 1, 2017.

The following preliminary unaudited pro forma financial information gives effect to the Company’s acquisition of VectorVision as if the acquisition had occurred on January 1, 2016 and had been included in the Company’s consolidated statements of operations during the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma net revenues	$198,496	$92,461	$565,289	$277,360
Pro forma net loss attributable to common shareholders	$(1,913,438)	$(1,411,275)	$(3,671,059)	$(3,880,375)
Pro forma net loss per share	$(0.07)	$(0.07)	$(0.14)	$(0.18)

4.	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$173,690	$40,679
Finished goods	4,343	3,320
	$178,033	$43,999

5.	Property and Equipment, net

Property and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
Leasehold improvements	$101,773	$98,357
Testing equipment	152,433	145,503
Furniture and fixtures	31,397	15,348
Computer equipment	16,679	15,277
Office equipment	9,558	2,694
	311,840	277,179
Less accumulated depreciation and amortization	(211,027)	(163,159)
	$100,813	$114,020

For the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was $47,869 and $44,587, respectively, of which $22,044 and $20,165 was included in research and development expense, respectively, and $25,825 and $24,422 was included in general and administrative expense, respectively.

6.	Convertible Notes Payable

	September 30,	December 31,
	2017	2016
Year of issuance:
2010 (due August 2013)	$25,000	$25,000
Accrued interest	21,567	19,323
Notes payable	$46,567	$44,323

In July 2010, the Company issued an unsecured convertible note payable in the amount of $25,000. The note carries simple interest at a rate of 12% per annum and became due and payable on August 1, 2013. The outstanding amounts are convertible into shares of common stock of the Company at conversion prices of $0.08 per share. This note is currently outstanding and past due, and $21,567 of accrued interest is recorded as of September 30, 2017.

7.	Promissory Notes

	September 30,	December 31,
	2017	2016
Year of issuance:
(a) 2016 (due November 2016)	$-	$10,000
(b) Accrued interest	15,605	251
Promissory notes payable, net	$15,605	$10,251

(a) In 2016, the Company issued $170,000 of promissory notes to various outside investors, with simple interest rates ranging from 4% - 9% and a weighted average term at issuance of approximately three months. As of December 31, 2016, a $10,000 note remained outstanding and was past due. The note was repaid in July 2017 along with the associated $449 of accrued interest.

(b) In January 2017, the Company issued a $100,000 unsecured promissory note to an outside investor, with a term of 120 days and a fixed interest charge consisting of 6% of the principal in cash plus 6% of the principal in shares of common stock at a price of $0.75 per share, or 8,000 shares. The note was repaid in July 2017. As of September 30, 2017, $15,605 of accrued interest remained outstanding.

8.	Promissory Notes – Related Party

	September 30,	December 31,
	2017	2016
Year of issuance:
2016 (due September 2016)	$-	$14,000
Accrued interest	-	2,805
Promissory notes payable – related party, net	$-	$16,805

In 2016, the Company issued $140,000 of unsecured promissory notes to various related party investors, with interest rates ranging from 6% to 12% and a weighted average term at issuance of approximately four months. As of December 31, 2016 the remaining balance of the unpaid notes was $14,000, and this amount plus accrued interest was repaid during the first quarter of 2017.

9.	Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed financial statements at June 30, 2017 with respect to such matters, including the matter noted below.

On or about July 26, 2017, the Company received a payment demand from a former consultant to the Company alleging that he is owed approximately $192,000 for services rendered. The Company has disputed this demand and the resolution of this matter is uncertain. The Company intends to vigorously protect its rights.

10.	Stockholders’ Deficit

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

At the option of each holder, the Series A Preferred Stock (including accrued but unpaid dividends) may be converted into shares of the Company’s common stock commencing January 1, 2017 at $0.60 per share. The Series A Preferred Stock (including accrued but unpaid dividends) shall automatically convert into shares of common stock in the event that the Company receives gross proceeds of at least $4,000,000 in one or more equity financing transactions subsequent to September 30, 2016, or if the ten (10) day Volume Weighted Average Price per share of common stock is $2.00 or more. If not converted by September 30, 2019, the Series A Preferred Stock (including accrued but unpaid dividends) shall automatically and mandatorily convert into shares of common stock at $0.60 per share. Such mandatory conversion shall be subject to either a registration statement having been filed with the Securities and Exchange Commission, including the common stock underlying the Series A Preferred Stock, and being in effect, or all shares of underlying common stock being saleable under Rule 144 pursuant to the Securities Act without regard to volume limitations.

The issuance of the 1,170,000 shares of Series A Preferred Stock gave rise to a beneficial conversion feature due to the stated conversion price of $0.60 per share being less than the market price of the shares of Series A Preferred Stock at the issuance date as determined by an independent third-party valuation firm. The Company accounted for the beneficial conversion features in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a total deemed dividend on the Series A Preferred Stock of $779,586 at December 31, 2016, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series A Preferred Stock exceeded the proceeds from such issuances on the date of issuance. The deemed dividend on the Series A Preferred Stock is accreted using the effective interest method from the respective issuance dates through the earliest conversion date of January 1, 2017. The accretion of the deemed dividend for the year ended December 31, 2016 was $760,011. The remaining balance of $19,575, representing the amount allocable to the January 1, 2017 earliest conversion date, was accreted in January 2017.

Sale of the Company’s Series A Preferred Stock closed on December 31, 2016.

During the nine months ended September 30, 2017, the Company declared dividends of $102,029 on its Series A Preferred Stock which were satisfied in full through the issuance of an aggregate of 170,075 shares of common stock.

Series B

Beginning in March 2017 and through September 30, 2017, the Company sold 3,105,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to various investors. The purchase price of the Series B Preferred Stock was $1.00 per share, for an aggregate purchase price of $3,105,000. The Series B Preferred Stock has a stated value of $1.00 per share and accrues an annual dividend at the rate of 6% of the stated value, calculated quarterly, to be paid in shares of common stock at the rate of $0.75 per share. Series B Preferred Stock is convertible commencing December 31, 2017, or earlier upon the approval of the Board of Directors, by the holders thereof into common stock at a conversion rate of $0.75 per share. The stock is automatically convertible by the Company upon an equity financing of at least $5,000,000 subsequent to June 30, 2017, or in the event the Company’s common stock is publicly traded for at least $2.00 per share for 10 consecutive trading days, or upon completion of a Major Transaction (as defined in the Certificate of Designation). Dividends are payable to holders of record quarterly, on the last business day of each calendar quarter, from the date of issuance, as may be declared by the Board of Directors, and are cumulative. Series B Preferred Stock is senior to all common stock and junior to the Series A Preferred Stock in terms of liquidation preferences. Sale of the Company’s Series B Preferred Stock closed on July 31, 2017.

The issuance of the Series B Preferred Stock gave rise to a beneficial conversion feature due to the stated conversion price of $0.75 per share being less than the market price of the shares at the issuance date. In addition, warrants were issued to purchasers of the Series B Preferred Stock who had previously participated in the 2016 Series A Preferred Stock offering. The Company accounted for the beneficial conversion feature, including an allocation of proceeds for the warrants on a relative fair value basis, in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a total deemed dividend on the Series B Preferred Stock of $582,377, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the Series B Preferred Stock exceeded the proceeds from such issuances on the date of issuance. The deemed dividend on the Series B Preferred Stock is accreted using the effective interest method from the respective issuance dates through the earliest conversion date of December 31, 2017. The accretion of the deemed dividend for the nine months ended September 30, 2017 was $315,761, and $226,616 will be accreted in future periods.

During the nine months ended September 30, 2017, the Company declared dividends of $57,769 on its Series B Preferred Stock which were satisfied in full through the issuance of an aggregate of 77,045 shares of common stock.

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

Common Stock

During 2016 and prior, the Company issued 2,005,000 shares of common stock for services rendered by various parties. The aggregate fair value of the stock was $2,146,316. 1,405,000 of these shares were subject to vesting requirements over 9 to 12 months and subject to forfeiture if vesting conditions were not met. As of December 31, 2016, 1,052,500 of the shares, with a fair value of $1,580,372, had vested, and 352,500 shares with a fair value of $111,369 remained to be vested. As of September 30, 2017, all 1,405,000 shares have fully vested.

During the first nine months of 2017, the Company issued 617,500 shares of common stock to service providers. The aggregate fair value of the stock was $522,600 based on a valuation per share ranging from $0.75 to $0.88 on the date of grant.

Additional details of the Company’s restricted common stock are as follows:

	Number of Shares	Fair Value	Weighted Average Grant Date Fair Value Per Share
Non-vested, December 31, 2016	352,500	$111,369	$1.13
Issued	617,500	522,600	0.88
Vested	(970,000)	(633,969)	1.05
Forfeited	-	-	-
Non-vested, September 30, 2017	-	$-	$-

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

The fair value of the warrants was calculated as $51,796, based upon the Black-Scholes option-pricing model, with a stock price of $0.88, volatility of 135%, and an average risk-free interest rate of 1.61%. The Company accounted for the warrants by allocating a portion of proceeds for the warrants on a relative fair value basis, in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. The resulting proceeds allocable to the relative fair value of the warrants of $44,170 was used in determining the beneficial conversion feature embedded in the Series B Preferred Stock, which the Company determined was $96,170 and will be accreted using the effective interest method from the through the earliest voluntary conversion date for the preferred stock of December 31, 2017. The accretion for the nine months ended September 30, 2017 was $66,612, and $29,558 will be accreted in future periods.

A summary of the Company’s warrant activity is as follows:

Shares
December 31, 2016	2,923,666
Granted	60,000
Forfeitures	-
Exercised	-
September 30, 2017, all exercisable	2,983,666

As of September 30, 2017, the Company had an aggregate of 2,983,666 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $0.37, weighted average remaining life of 0.9 years and aggregate intrinsic value of $1,293,512, based upon a stock valuation of $0.88 per share. The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the warrants.

Stock Options

On September 30, 2017, the Company entered into a consulting agreement pursuant to which the Company issued a total of 1,250,000 common stock options. 650,000 of the options vested immediately and the remaining will vest ratably over the next twelve months on a quarterly basis. The options are non-qualified, have an exercise price of $1.00 per share, and will expire after 5 years. The options were valued in total at $934,804 based upon the Black-Scholes option-pricing model, with a stock price of $0.75, volatility of 123%, and an average risk-free rate of 1.63%. Based upon a graded vesting schedule, $550,014 has been recorded as stock compensation in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

11.	Related Party Transactions

Due to and from related parties represents unreimbursed expenses and compensation incurred on behalf of, and amounts loaned to the Company by, Michael Favish, the Company’s Chief Executive Officer, as well as other stockholders. The advances are unsecured, non-interest bearing and are due on demand. As of September 30, 2017 and December 31, 2016, the Company had $152,771 and $91,483, respectively, due to related parties.

During the nine months ended September 30, 2017, the Company incurred $187,500 of salary expense and paid $130,000 in salary to our CEO, Michael Favish. During the twelve-month period ended December 31, 2016, the Company incurred salary expense of $250,000 and paid $48,500 in salary to Mr. Favish. Accrued amounts are included in general and administrative expenses.

12.	Subsequent Events

On November 3, 2017, the Company completed the issuance and sale of an aggregate of 4,347,827 shares of common stock, par value $0.001 per share, at a purchase price of $1.15 per share. Total gross proceeds were $5,000,001. These shares were sold in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of November 3, 2017 as more fully set forth in the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2017 and the exhibits attached thereto.

The completion of the private placement triggered, at the Company’s election, the automatic conversion of the preferred stock into shares of common stock. Accordingly, immediately following the completion of the private placement, the Company effected the conversion of all outstanding shares of preferred stock into 6,981,938 shares of common stock (excluding accrued but unpaid dividends) effective November 3, 2017. The Company issued 205,242 shares of common stock for the accrued but unpaid dividends from October 1, 2017 through November 3, 2017, representing the payment in full of all Preferred Stock dividend obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation of Information

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc. unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this report and our audited financing statements for the year ended December 31, 2016, and the notes thereto, which are set forth in the 2016 Form 10-K. All dollar amounts refer to U.S. dollars unless otherwise indicated.

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

Recent Developments

On September 29, 2017, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets and liabilities of VectorVision, Inc., an Ohio corporation (“VectorVision”), in exchange for 3,050,000 shares of the Company’s common stock, pursuant to the terms of an Asset Purchase and Reorganization Agreement, which agreement was entered into on an arm's-length basis. The wholly-owned subsidiary that acquired the business is called VectorVision Ocular Health, Inc., a Delaware corporation, doing business as VectorVision. VectorVision’s assets acquired by the Company pursuant to the agreement included, among others, accounts receivable, fixed assets, inventories, trademarks and copyrights. VectorVision’s liabilities assumed by the Company included, among others, certain trade accounts payable to third parties and accrued liabilities, and amounts owed under an outstanding line of credit.

With respect to the 3,050,000 shares of common stock, 250,000 shares were held back as security for VectorVision’s indemnification obligations to the Company and the remaining 2,800,000 shares were issued to VectorVision at the closing of the transaction. The shares represented approximately 11% of the Company’s issued and outstanding common stock immediately following consummation of the agreement.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $3,109,062 and utilized cash in operating activities of $1,914,745 during the nine months ended September 30, 2017. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. However, the Company has also completed multiple capital financing transactions during 2017, resulting in cash on hand of $1,269,755 at September 30, and an additional $5,000,000 was received prior to issuance of these financial statements.

As of December 31, 2016, management had concluded that there was substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements were issued, and the Company’s independent registered public accounting firm also included explanatory going concern language in their report accompanying the Company’s audited financial statements for the year ended December 31, 2016. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Although recent capital transactions have significantly improved our current cash position, we will continue to incur significant expenses for commercialization activities related to our lead product Lumega-Z, the MapcatSF medical device, and with respect to efforts to build our infrastructure. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, our long-term viability and growth may depend upon the successful development and commercialization of products other than Lumega-Z and the MapcatSF. We are continuing attempts to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that we will be able to secure such additional financing in the amounts necessary to fully fund our operating requirements on acceptable terms or at all. If we are unable to access sufficient capital resources on a timely basis, we may be forced to reduce or discontinue our technology and product development programs and curtail or cease operations.

Recent Accounting Pronouncements

See Note 2 to the condensed financial statements for our managements’ discussion of recent accounting pronouncements.

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

Stock-based payments to officers and directors, consultants, contractors, and to employees in the future which will include grants of employee stock options, are recognized in the financial statements based on their fair values. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date and the estimated volatility of the common stock over the term of the equity award.

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

The fair value of common stock was determined based on management’s judgment. In order to assist management in calculating such fair value, the Company retained an independent third-party valuation firm whose input was utilized in determining the related per unit or share valuations of the Company’s equity instruments. Management used valuations of $1.00 per unit or share in its fair value calculations for the periods between January 1, 2016 and September 30, 2016, and $0.88 per share for periods between October 1, 2016 and June 30, 2017. Per share valuations are based on various inputs, including valuation reports prepared by third-party valuation firms and are impacted by the dilutive effect of the issuance of common shares as compensation during the periods. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. The Company considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm using multiple years of balance sheet and income statement projections along with the following primary assumptions:

	Nine Months Ended September 30,
	2017	2016
Discount rate	16%	16%
Risk free rate	2.48%	2.27%
Rate of return	16%	16%
Sustainable growth rate	5%	5%
Company survival probability	65%	63%
Liquidation value	$0	$0

Due to the availability of historical data from the Company’s recent preferred stock sales, Management used a valuation of $0.75 for accounting purposes beginning in the third quarter of 2017. Management considered business and market factors affecting the Company during the nine-month periods ended September 30, 2017 and 2016, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that its valuations are appropriate for accounting purposes for the periods ending September 30, 2017 and 2016, respectively.

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

During the nine months ended September 30, 2017 and 2016, we recognized aggregate stock-compensation expense of $1,183,983 and $1,323,869, respectively, based upon deemed stock values ranging from $0.75 to $1.14 per share, of which $1,162,997 and $1,198,835 was recorded in general and administrative expense, $20,357 and $120,785 was recorded in sales and marketing expense, and $629 and $4,249 was recorded in research and development expense, respectively.

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

Results of Operations

Through September 30, 2017, we had limited operations and have primarily been engaged in research, development, commercialization and raising capital. We have incurred significant expenditures for the development of our products and intellectual property, which includes research and development of both medical foods and medical diagnostic equipment for the treatment of various eye diseases. We had limited revenue during the nine-month periods ended September 30, 2017 and 2016, all of which was generated by the sale of our proprietary product, Lumega-Z. In late 2014, we changed our focus from the dietary supplement category to the medical food category based on consultation with our intellectual property counsel and regulatory affairs consultants, as a result of which Lumega-Z is now categorized and sold as a medical food.

Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Change
Revenue	$62,698	$33,677	$29,021	86%
Cost of goods sold	30,094	22,997	7,097	31%
Gross Profit	32,604	10,680	21,924	205%
Operating Expenses:
Research and development	105,561	20,789	84,772	408%
Sales and marketing	116,440	85,866	30,574	36%
General and administrative	1,392,524	765,352	627,172	82%
Total Operating Expenses	1,614,525	872,007	742,518	85%
Loss from Operations	(1,581,921)	(861,327)	(720,594)	84%
Other Expense:
Interest expense	2,462	279,718	(277,256)	(99)%
Net Loss	$(1,584,383)	$(1,141,045)	$(443,338)	39%

Revenue

For the three months ended September 30, 2017, revenue from the sale of Lumega-Z was $62,698 compared to $33,677 for the three months ended September 30, 2016, resulting in an increase of $29,021 or 86%. The increase is reflective of an increased customer base as we expand into new clinics.

Cost of Goods Sold

For the three months ended September 30, 2017, cost of goods sold from the sale of Lumega-Z was $30,094 compared to $22,997 for the three months ended September 30, 2016, resulting in an increase of $7,097 or 31%. The increase corresponds to the additional sales recorded in 2017.

Research and Development

For the three months ended September 30, 2017, research and development costs were $105,561 compared to $20,789 for the three months ended September 30, 2016, resulting an increase of $84,772 or 408%. The increase resulted from research associated with our MapcatSF® medical device.

Sales and Marketing

For the three months ended September 30, 2017, sales and marketing expenses were $116,440 compared to $85,866 for the three months ended September 30, 2016. The increase in sales and marketing expenses of $30,574 or 36% compared to the prior period was due primarily to an increase in marketing costs and professional fees of $49,000, partially offset by a decrease of $24,000 in non-cash stock compensation expense.

General and Administrative

For the three months ended September 30, 2017, general and administrative expenses were $1,392,524 compared to $765,352 for the three months ended September 30, 2016. The increase of $627,172 or 82% compared to the prior period was primarily due to a $325,000 increase in legal, professional fees and travel expenses as well as stock compensation expenses recorded during the period.

Interest Expense

For the three months ended September 30, 2017, interest expense was $2,462 compared to $279,718 for the three months ended September 30, 2016. The decrease in interest expense of $277,256 or 99% compared to the prior period was due to the repayment or conversion of the majority of promissory notes and convertible debt that had been outstanding during 2016. Included in the $2,462 amount is $1,496 that relates to notes that are past due as of September 30, 2017.

Net Loss

For the three months ended September 30, 2017, we incurred a net loss of $1,584,383, compared to a net loss of $1,141,045 for the three months ended September 30, 2016. The increase in net loss of $443,338 or 39% compared to the prior year period was primarily due to stock compensation expense of $670,014 incurred in the current quarter, partially offset by a reduction of $277,256 in interest expense related to promissory notes and convertible debt that was repaid or converted since September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change
Revenue	$178,610	$92,195	$86,415	94%
Cost of goods sold	82,420	50,127	32,293	64%
Gross Profit	96,190	42,068	54,122	129%
Operating Expenses:
Research and development	131,330	43,062	88,268	205%
Sales and marketing	294,774	293,979	795	-%
General and administrative	2,758,331	2,282,354	475,977	21%
Total Operating Expenses	3,184,435	2,619,395	565,040	22%
Loss from Operations	(3,088,245)	(2,577,327)	(510,918)	20%
Other Expense:
Interest expense	20,817	863,548	(842,731)	(98)%
Net Loss	$(3,109,062)	$(3,440,875)	$331,813	(10)%

Revenue

For the nine months ended September 30, 2017, revenue from the sale of Lumega-Z was $178,610 compared to $92,195 for the nine months ended September 30, 2016, resulting in an increase of $86,415 or 94%. The increase is reflective of an increased customer base as we expand into new clinics.

Cost of Goods Sold

For the nine months ended September 30, 2017, cost of goods sold from the sale of Lumega-Z was $82,420 compared to $50,127 for the nine months ended September 30, 2016, resulting in an increase of $32,293 or 64%. The increase corresponds to the additional sales recorded in 2017.

Research and Development

For the nine months ended September 30, 2017, research and development costs were $131,330 compared to $43,062 for the nine months ended September 30, 2016, resulting in an increase of $88,268 or 205%. The increase resulted primarily from research associated with our MapcatSF® medical device.

Sales and Marketing

For the nine months ended September 30, 2017, sales and marketing expenses were $294,774 compared to $293,979 for the nine months ended September 30, 2016. The increase in sales and marketing expenses of $795 compared to the prior period was due primarily to increases in consulting, marketing and promotional costs of $101,000, mostly offset by a decrease in non-cash stock compensation expense of approximately $100,000.

General and Administrative

For the nine months ended September 30, 2017, general and administrative expenses were $2,758,331 compared to $2,282,354 for the nine months ended September 30, 2016. The increase of $475,977 or 21% compared to the prior period was primarily due to a $414,000 increase in legal, professional and travel costs.

Interest Expense

For the nine months ended September 30, 2017, interest expense was $20,817 compared to $863,548 for the comparable period of 2016. The decrease in interest expense of $842,731 or 98% compared to the prior year was due to the repayment or conversion of the majority of promissory notes and convertible debt that had been outstanding during 2016. Included in the $20,817 amount is $2,984 that relates to notes that are past due as of September 30, 2017.

Net Loss

For the nine months ended September 30, 2017, we incurred a net loss of $3,109,062, compared to a net loss of $3,440,875 for the nine months ended September 30, 2016. The decrease in net loss of $331,813 or 10% compared to the prior year period was primarily due to the reduction of $842,731 in interest expense related to promissory notes and convertible debt that were repaid or converted in late 2016. This reduction was partially offset by increased legal, professional, and travel costs of $414,000 in the current year.

Liquidity and Capital Resources

Since our formation in 2009, we have devoted substantial effort and capital resources to the development and commercialization activities related to our lead product Lumega-Z and our MapcatSF medical device. As a result of these activities we utilized cash in operating activities of $1,914,745 during the nine months ended September 30, 2017. We had positive working capital of $782,904 at September 30, 2017 due primarily to our sale of preferred stock in 2017. As of September 30, 2017, we had cash in the amount of $1,269,755 and no available borrowings. Our financing has historically come from the issuance of convertible notes, promissory notes and from the sale of common and preferred stock and exercise of warrants. Some of our notes have remained outstanding beyond their stated maturity dates, resulting in additional interest charges due upon settlement.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $3,109,062 and utilized cash in operating activities of $1,914,745 during the nine months ended September 30, 2017. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. However, the Company has also completed multiple capital financing transactions during 2017, resulting in cash on hand of $1,269,755 at September 30, and an additional $5,000,000 was received prior to issuance of these financial statements.

As of December 31, 2016, management had concluded that there was substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements were issued, and the Company’s independent registered public accounting firm also included explanatory going concern language in their report accompanying the Company’s audited financial statements for the year ended December 31, 2016. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Sources and Uses of Cash

The following table sets forth our major sources and uses of cash for each of the following periods:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(1,914,745)	$(1,196,415)
Net cash used in investing activities	(20,308)	(3,195)
Net cash provided by financing activities	3,142,288	1,575,800
Net increase (decrease) in cash	$1,207,235	$376,190

Operating Activities

Net cash used in operating activities was $1,914,745 during the nine months ended September 30, 2017, versus $1,196,415 used during the comparable prior year period. The increase in 2017 was due primarily to higher sales, marketing, travel, and legal costs, in addition to paydown of our accrued rent liability and the buildup of inventory stock.

Investing Activities

Net cash used in investing activities was $20,308 for the nine months ended September 30, 2017 and $3,195 for the nine months ended September 30, 2016, and consisted primarily of investment in office and computer equipment. Also reflected is the cash balance received in connection with our acquisition of VectorVision, Inc., on September 29, 2017.

Financing Activities

Net cash provided by financing activities was $3,142,288 for the nine months ended September 30, 2017. Financing activities for the period provided proceeds of $100,000 from the issuance of short-term loans, offset by payments of principal and interest on loans of $124,000, $3,105,000 in proceeds from the issuance of Series B Preferred Stock, and $61,288 in amounts due to related parties on a net basis.

Net cash provided by financing activities was $1,575,800 for the nine months ended September 30, 2016. Financing activities for the period provided proceeds of $496,000 from the issuance of convertible notes and promissory notes partially offset by payments on those loans of $137,000, $1,045,000 in proceeds from the issuance of Series A Preferred Stock, and $171,800 in amounts due to related parties on a net basis.

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the third quarter ended in 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at September 30, 2017 with respect to such matters, including the matter noted below.

On or about July 26, 2017, the Company received a payment demand from a former consultant to the Company alleging that he is owed approximately $192,000 for services rendered. The Company has disputed this demand and the resolution of this matter is uncertain. The Company intends to vigorously protect its rights.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, the Company sold 3,105,000 shares of the Company’s Series B Convertible Preferred Stock to various investors. The purchase price of the stock was $1.00 per share, for an aggregate purchase price of $3,105,000. The stock has a stated value of $1.00 per share and accrues an annual dividend at the rate of 6% of the stated value, calculated quarterly, to be paid in shares of common stock at the rate of $0.75 per share. Series B preferred stock is convertible commencing December 31, 2017, or earlier upon the approval of the Board of Directors, by the holder into common stock at $0.75 per share. The stock is automatically convertible by the Company upon an equity financing of at least $5,000,000 subsequent to June 30, 2017, or is publicly traded for at least $2.00 per share for 10 consecutive trading days, or upon completion of a Major Transaction (as defined in the Certificate of Designation). Dividends are payable to holders of record quarterly, on the last business day of each calendar quarter, from the date of issuance, as may be declared by the Board of Directors, and are cumulative. Series B preferred stock is senior to all Common Stock and junior to the Series A preferred stock.

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

During the first nine months of 2017, the Company issued 617,500 shares of common stock to service providers. The aggregate fair value of the stock was $543,500 based on a valuation per share ranging from $0.75 to $0.88 on the date of grant. 162,500 of these shares were restricted shares subject to vesting requirements over 4 months and subject to forfeiture if vesting conditions were not met. As of June 30, 2017, all such shares had fully vested. The securities issued in these transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as such transaction did not involve any public offering. No sales commissions were paid in connection with the transactions and no placement agent or underwriter was involved.

During September of 2017, the Company issued 3,050,000 shares of common stock pursuant to the acquisition of VectorVision, Inc. 250,000 of these shares were held back as security for VectorVision’s indemnification obligations to the Company. The fair value of the stock has been preliminarily estimated at $2,287,500. The securities issued in this transaction were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2017.

Signature	Title	Date

/s/ Michael Favish	CEO, President and	November 13, 2017
Michael Favish	Chairman of the Board
(Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting Officer	November 13, 2017
John Townsend	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase and Reorganization Agreement dated as of September 29, 2017 by and among Guardion Health Sciences, Inc., VectorVision Ocular Health, Inc. and VectorVision, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017)
3.1	Articles of Organization of P4L Health Sciences, LLC and restatement changing name to Guardion Health Sciences, LLC filed in California (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.2	Articles of Conversion; Delaware and California (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.3	The Company’s Certificate of Incorporation and amendment thereto (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.5	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock with Certificate of Correction (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017)
3.6	Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017)
4.1	Form of Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017)
4.2	Form of Series B Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017)
10.1	Intellectual Property Assignment Agreement with David W. Evans and VectorVision, Inc. dated as of September 29, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017)
10.2	Consulting Agreement with David W. Evans dated as of September 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017)
10.3	Intellectual Property Purchase Agreement with David W. Evans dated as of September 29, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

*	A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

