Form 10-Q
period 2018-03-31
Guardion Health Sciences, Inc.
filed 2018-05-11
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, there were 40,329,475 shares of the issuer’s common stock issued and outstanding, $0.001 par value. Registrant’s common stock is not publicly traded.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” “Guardion,” the “Company” and the “Registrant” refer to Guardion Health Sciences, Inc.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or future predictions, including events or predictions relating to the Company’s future financial performance, and are based on current expectations, estimates, forecasts and projections about the Company, its future performance, its beliefs and management’s assumptions.  They are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “feel,” “confident,” “estimate,” “intend,” “predict,” “forecast,” “potential” or “continue” or the negative of such terms or other variations on these words or comparable terminology. These statements involve unknown risks and uncertainties that may individually or materially impact the matters discussed herein for a variety of reasons that are outside the control of the Company, including, but not limited to, the Company’s ability to raise sufficient financing to implement its business plan and its ability to successfully develop and commercialize its proprietary products and technologies. Readers are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ materially from those described in the forward-looking statements contained herein. Readers are urged to read the risk factors set forth in the Company’s recent filings with the U. S. Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in other documents the Company files with the SEC from time to time. These filings are available at the SEC’s website (www.sec.gov). The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, in each case, except to the extent required by applicable law.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  The Company will not update or revise the forward-looking statements except to the extent required by applicable law.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash	$3,198,349	$4,735,230
Accounts receivable	57,426	72,771
Inventories	182,919	154,730
Prepaid expenses	114,678	117,164

Total current assets	3,553,372	5,079,895

Deposits	10,470	10,470
Property and equipment, net	171,345	95,597
Intangible assets, net	617,082	620,741
Goodwill	1,563,520	1,563,520

Total assets	$5,915,789	$7,370,223

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$446,561	$311,236
Accrued expenses and deferred rent	16,472	12,043
Line of credit	-	30,535
Due to related parties	136,968	146,133

Total current liabilities	600,001	499,947

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,329,475 and 40,183,475 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	40,329	40,183
Additional paid-in capital	34,474,876	33,696,049
Accumulated deficit	(29,199,417)	(26,865,956)

Total stockholders’ equity	5,315,788	6,870,276

Total liabilities and stockholders’ equity	$5,915,789	$7,370,223

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$193,040	$55,941

Cost of goods sold	79,278	22,633

Gross profit	113,762	33,308

Operating expenses
Research and development	159,588	10,239
Sales and marketing	605,990	76,736
General and administrative	1,680,810	598,913

Total operating expenses	2,446,388	685,888

Loss from operations	(2,332,626)	(652,580)

Other expenses:
Interest expense	835	16,431

Net loss	(2,333,461)	(669,011)

Adjustments related to Series A and Series B convertible preferred stock:
Accretion of deemed dividend	-	(31,841)
Dividend declared	-	(36,077)
Net loss attributable to common shareholders	$(2,333,461)	$(736,929)

Net loss per common share – basic and diluted	$(0.06)	$(0.03)
Weighted average common shares outstanding – basic and diluted	40,314,875	24,760,327

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	40,183,475	$40,183	$33,696,049	$(26,865,956)	$6,870,276
Fair value of vested stock options	-	-	777,513	-	777,513
Issuance of common stock – warrant exercises	146,000	146	1,314	-	1,460
Net loss	-	-	-	(2,333,461)	(2,333,461)
Balance at March 31, 2018	40,329,475	$40,329	$34,474,876	$(29,199,417)	$5,315,788

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(2,333,461)	$(669,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,022	15,545
Accrued interest expense included in notes payable	-	13,116
Stock-based compensation	777,513	103,623
Stock-based compensation – related parties	-	57,158
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	15,345	(240)
Inventories	(28,188)	(6,025)
Deposits and prepaid expenses	2,486	(8,369)
Increase (decrease) in -
Accounts payable and accrued expenses	135,324	77,083
Accrued and deferred rent costs	4,429	(28,456)

Net cash used in operating activities	(1,353,530)	(445,576)

Investing Activities
Purchase of property and equipment	(95,111)	-
Purchase of intellectual property	(50,000)	-

Net cash used in investing activities	(145,111)	-

Financing Activities
Proceeds from issuance of promissory notes	-	100,000
Payments on promissory notes	-	(14,000)
Payments on line of credit	(30,535)	-
Proceeds from issuance of preferred stock	-	700,000
Proceeds from exercise of warrants	1,460	-
(Decrease) increase in due to related parties	(9,165)	41,906

Net cash (used in) provided by financing activities	(38,240)	827,906

Cash:
Net (decrease) increase	(1,536,881)	382,330
Balance at beginning of period	4,735,230	62,520
Balance at end of period	$3,198,349	$444,850

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2018 and 2017

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

The Company also developed a proprietary medical device called the MapcatSF® that accurately measures the macular pigment optical density.

On September 29, 2017, the Company completed its acquisition of substantially all of the assets and certain liabilities of VectorVision, Inc., a company that specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and ETDRS visual acuity testing. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing.

The Company has had limited operations to date and has been primarily engaged in research, development, commercialization and capital raising.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $2,333,461 and utilized cash in operating activities of $1,353,530 during the three months ended March 31, 2018. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2017. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company will continue to incur significant expenses for continued commercialization activities related to Lumega-Z, the MapcatSF® medical device, and VectorVision products. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. The Company is continuing to attempt to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

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

Intangible Assets

In connection with the VectorVision transaction, we identified and allocated estimated fair values to intangible assets including goodwill and customer relationships.

In accordance with Accounting Standard Codification (“ASC”) 350 – Intangibles – Goodwill and Other, we determined whether these assets are expected to have indefinite (such as goodwill) or limited useful lives, and for those with limited lives, we established an amortization period and method of amortization. Our goodwill and other intangible assets are subject to periodic impairment testing.

We utilized the services of an independent third-party valuation firm to assist us in identifying intangible assets and in estimating their fair values. The useful lives for our intangible assets other than goodwill were estimated based on Management’s consideration of various factors, including assumptions that market participants might use about sales expectations as well as potential effects of obsolescence, competition, technological progress and the regulatory environment. Because the future pattern in which the economic benefits of these intangible assets may not be reliably determined, amortization expense is generally calculated on a straight-line basis.

Amortization expense for the identifiable intangible assets associated with the VectorVision acquisition is approximately $54,000 per quarter and is included with general and administrative expenses in our Statements of Operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, identifiable intangible assets, and goodwill for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of March 31, 2018 and December 31, 2017, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

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

In September 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. The ASU became effective January 1, 2018.

Due to the nature of the products sold by the Company, the adoption of the new standard has had no quantitative effect on the financial statements. However, the guidance requires additional disclosures to help readers of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

The Company previously recognized revenue when risk of loss transferred to our customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed. The Company allows for returns within 30 days of purchase, although for all periods presented, returns have been insignificant.

Under the new guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

All products sold by the Company are distinct individual products and consist of medical foods, supplemental formulas, medical devices and related supplies. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time.

Control of products we sell transfers to customers upon shipment from our facilities, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Payment for sales of Lumega-Z is generally made by approved credit cards. Payments for medical device sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

We provide a 30-day right of return to our retail Lumega-Z customers. A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of historical Lumega-Z and VectorVision product returns, the Company determined that less than one percent of product is returned (less than $2,000 in 2017), and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. Due to the insignificant amount of historical returns as well as the standalone nature of our products and assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance at this time. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

The following table presents our revenues disaggregated by product type:

	Three Months Ended March 31,
	2018	2017
Lumega-Z and supplements	$72,138	$55,941
VectorVision medical devices and supplies	120,902	-
	$193,040	$55,941

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures, which include stock compensation expense, are expensed as incurred and totaled $159,588 and $10,239 for the three months ended March 31, 2018 and 2017, respectively.

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

The Company recognizes stock compensation expense, on stock purchases at a price less than fair value, and for fully-vested stock issued to consultants and other service providers, for the excess of fair value of the stock over the price paid for the stock. The Company recognizes the fair value of stock-based compensation within its statements of operations with classification depending on the nature of the services rendered. The Company will issue new shares to satisfy stock option exercises.

Net Loss per Share

The Company’s computation of basic and diluted net loss per common share is measured as net loss divided by the weighted average common shares outstanding during the respective periods, excluding unvested restricted common stock, if applicable. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Potential common shares such as from unexercised warrants, options, and shares of common stock issuable upon conversion of convertible debt and convertible preferred stock outstanding that have an anti-dilutive effect are excluded from the calculation of diluted net loss per share. The Company’s basic and diluted net loss per share is the same for all periods presented because all shares of common stock issuable upon exercise of warrants, options, and conversion of convertible debt and convertible preferred stock outstanding are anti-dilutive as they decrease loss per share.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	March 31,
	2018	2017
Warrants	2,837,666	2,983,666
Options	2,625,000	-
Estimated shares issuable upon conversion of convertible notes payable	-	31,250
Shares issuable upon conversion of convertible preferred stock	-	3,775,266
	5,462,666	6,790,182

Recent Accounting Pronouncements

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

On September 29, 2017, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets and certain liabilities of VectorVision, Inc., an Ohio corporation (“VectorVision”), in exchange for 3,050,000 shares of the Company’s common stock, valued at $2,287,500, pursuant to the terms of an Asset Purchase and Reorganization Agreement dated September 29, 2017, which agreement was entered into on an arm’s-length basis. The wholly-owned subsidiary that acquired the business is called VectorVision Ocular Health, Inc., a Delaware corporation, doing business as VectorVision. With respect to the 3,050,000 shares of common stock, 250,000 shares are held back by the Company through November 28, 2019 as security for VectorVision’s indemnification obligations to the Company and the remaining 2,800,000 shares were issued to VectorVision at the closing of the transaction, which were subsequently distributed out to the two VectorVision shareholders in proportion to their shareholdings in VectorVision, per the Agreement. The shares represented approximately 11% of the Company’s issued and outstanding common stock immediately following consummation of the agreement. The shares held back as security are included in our weighted average common shares outstanding for per-share calculations.

VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing for use by eye doctors in clinical trials, for real-world vision evaluation, and industrial vision testing. VectorVision specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and ETDRS (Early Treatment Diabetic Retinopathy Study) visual acuity testing. VectorVision developed and commercialized its CSV-1000 medical device to conduct contrast sensitivity testing and it developed and commercialized its ESV-3000 medical device to conduct ETDRS visual acuity testing. The patented standardization system provides the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. The Company believes VectorVision’s CSV-1000 device to be the standard of care for clinical trials. The VectorVision transaction expands the Company’s technical portfolio and the Company believes it further establishes the Company’s position at the forefront of early detection, intervention and monitoring of a range of eye diseases.

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

The following unaudited pro forma financial information gives effect to the Company’s acquisition of VectorVision as if the acquisition had occurred on January 1, 2016 and had been included in the Company’s consolidated statements of operations during the three-month period ended March 31, 2017:

Three Months Ended March 31,
2017
Pro forma net revenues	$245,177
Pro forma net loss attributable to common shareholders	$(736,724)
Pro forma net loss per share	$(0.03)

4.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$168,361	$133,354
Finished goods	14,558	21,376
	$182,919	$154,730

5.	Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
Leasehold improvements	$98,357	$98,357
Testing equipment	150,603	150,603
Furniture and fixtures	145,411	50,300
Computer equipment	16,464	16,464
Office equipment	8,193	8,193
	419,028	323,917
Less accumulated depreciation and amortization	(247,683)	(228,320)
	$171,345	$95,597

For the three months ended March 31, 2018 and 2017, depreciation expense was $19,363 and $15,545, respectively, of which $7,530 and $7,325 was included in research and development expense, $1,500 and $0 was included in sales and marketing expense, and $10,333 and $8,220 was included in general and administrative expense, respectively.

6.	Acquisition of Intellectual Property

On January 26, 2018, the Company acquired the rights to the trademark GLAUCO-HEALTH as well as the name “International Eye Wellness Institute” (together, the “IP Assets”) from an unrelated party. The purchase included all rights, title, and interest in and to the IP Assets, including (a) the right to register and use the IP Assets; (b) all goodwill associated with the IP Assets; (c) all income, royalties, and damages hereafter due or payable with respect to the IP Assets; (d) all rights to sue for past, present, and future infringements or misappropriations of the IP Assets; and (e) and all other intellectual property rights owned or claimed by the seller or embodied in the IP Assets. In exchange for these rights, the Company paid the seller $50,000 in cash.

ASC 350-30-20 defines a defensive intangible asset as an acquired intangible asset in a situation in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset. The Company determined that the acquired intangible asset met the definition of a defensive intangible asset. The Company accounted for the $50,000 payment as an acquired intangible asset as of the closing of the agreement. As the Company can renew the underlying rights to the IP Assets indefinitely at nominal cost, the assets have been classified as a non-amortizable intangible asset on the Company’s balance sheet at March 31, 2018. The Company will evaluate the status of the assets for impairment quarterly.

On January 26, 2018 the Company entered into a consulting agreement with the principal of the seller to assist with the development of the IP Assets and other assets acquired by the Company in the transaction. In conjunction with the consulting agreement, the Company issued a stock option on January 26, 2018 to the consultant to purchase a total of 500,000 shares of the common stock of the Company (see Note 8).

7.	Related Party Transactions

Due to and from related parties represents unreimbursed expenses and compensation incurred on behalf of, and amounts loaned to the Company by, Michael Favish, the Company’s Chief Executive Officer, as well as other stockholders. The advances are unsecured, non-interest bearing and are due on demand. As of March 31, 2018 and December 31, 2017, the Company had $136,968 and $146,133, respectively, due to related parties.

During the three months ended March 31, 2018, the Company incurred $68,750 of salary expense and paid $44,762 in salary to its CEO, Michael Favish.

8.	Stockholders’ Equity

Preferred Stock

Series A

During 2016, the Company sold 1,170,000 shares of the Company's Series A Senior Convertible Preferred Stock (the "Series A Preferred Stock") to various investors. The purchase price of the Series A Preferred Stock was $1.00 per share, for an aggregate purchase price of $1,170,000. In addition, during 2016, the Company issued 535,154 shares of its Series A Preferred Stock with a fair value of $784,888 upon conversion of $535,149 of notes payable and accrued interest. The Series A Preferred Stock had a stated value of $1.00 per share and accrued an annual dividend at the rate of 8% of the stated value, calculated quarterly, paid in shares of common stock at the rate of $0.60 per share.

During the three months ended March 31, 2017, the Company declared dividends of $33,636 on its Series A Preferred Stock which were satisfied in full through the issuance of an aggregate of 56,065 shares of common stock.

Series B

Beginning in March 2017 and through September 30, 2017, the Company sold 3,105,000 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") to various investors. The purchase price of the Series B Preferred Stock was $1.00 per share, for an aggregate purchase price of $3,105,000. The Series B Preferred Stock had a stated value of $1.00 per share and accrued an annual dividend at the rate of 6% of the stated value,calculated quarterly, paid in shares of common stock at the rate of $0.75 per share.

During the three months ended March 31, 2017, the Company declared dividends of $2,441 on its Series B Preferred Stock which were satisfied in full through the issuance of an aggregate of 3,256 shares of common stock.

On November 3, 2017, the Company completed the issuance and sale of an aggregate of 4,347,827 shares of common stock (see below). The completion of the private placement triggered, at the Company's election, the automatic conversion of the preferred stock into shares of common stock. Accordingly, immediately following the completion of the private placement, the Company effected the conversion of all outstanding shares of preferred stock into 6,981,938 shares of common stock (excluding accrued but unpaid dividends) effective November 3, 2017.

Common Stock

On November 3, 2017, the Company completed the issuance and sale of an aggregate of 4,347,827 shares of common stock, par value $0.001 per share, at a purchase price of $1.15 per share. Total gross proceeds were $5,000,001. These shares were sold in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of November 3, 2017. Pursuant to the agreement, the purchasers have customary preemptive rights to participate in future equity and equity-linked issuances by the Company up to the extent necessary to maintain such purchaser’s pro rata ownership percentage in the Company’s securities, subject to customary exceptions. The preemptive rights terminate at the earlier of (i) 18 months from the Effective Date, (ii) such time as the Purchasers hold less than five percent (5%) of the issued and outstanding shares of the Company’s common stock, or (iii) such time as the shares of common stock of the Company shall become listed or approved for listing on a national securities exchange.

Warrants

A summary of the Company’s warrant activity is as follows:

Shares
December 31, 2017	2,983,666
Granted	-
Forfeitures	-
Exercised	(146,000)
March 31, 2018, all exercisable	2,837,666

In January 2018, an investor exercised warrants for 146,000 shares of common stock. The warrants were exercisable for $0.01 per share, and the Company received $1,460 in cash. The Company issued the shares and recorded the cash received as additional equity.

As of March 31, 2018, the Company had an aggregate of 2,837,666 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $0.37, weighted average remaining life of 0.9 years and aggregate intrinsic value of $1,932,661, based upon a stock valuation of $1.15 per share. The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the warrants.

Stock Options

A summary of the Company’s stock option activity is as follows:

Shares
December 31, 2017	2,125,000
Granted	500,000
Forfeitures	-
Exercised	-
March 31, 2018, all exercisable	2,625,000

On September 30, 2017, the Company entered into a consulting agreement pursuant to which the Company issued a total of 1,250,000 common stock options. 650,000 of the options with a fair value of $486,070 vested immediately, and the remaining 600,000 options will vest ratably over the next twelve months on a quarterly basis, with compensation cost to be measured as of the fair value at the end of each reporting period. The options are non-qualified, have an exercise price of $1.00 per share, and will expire after 5 years. As of December 31, 2017, the Company had recognized compensation cost of $658,383 relating to the vesting of the 800,000 options. As of March 31, 2018, the remaining 450,000 options to vest were valued at $517,127 based upon a Black-Scholes option-pricing model. During the three months ended March 31, 2018, the Company recognized stock compensation costs of $165,449 related to the amortization of these options based upon a graded vesting schedule.

On December 30, 2017, the Company entered into a consulting agreement pursuant to which the Company issued a total of 750,000 common stock options. 250,000 of the options with a fair value of $312,275 vested immediately and the remaining will vest ratably over the next six months on a quarterly basis. The options are non-qualified, have an exercise price of $1.25 per share, and will expire after 5 years. As of March 31, 2018, the remaining 500,000 options to vest were valued at $574,655 based upon a Black-Scholes option-pricing model. During the three months ended March 31, 2018, the Company recognized stock compensation costs of $303,782 related to the amortization of these options based upon a graded vesting schedule.

On January 26, 2018, the Company entered into an agreement with a consultant to develop products based on certain intellectual property owned by the Company (see Note 6). In conjunction with the consulting agreement, the Company issued a stock option to the consultant to purchase a total of 500,000 shares of the common stock of the Company. 250,000 shares of the option with a fair value of $287,500 vested immediately, 125,000 shares vest on December 31, 2018 and the remaining 125,000 shares vest on December 31, 2019 provided the consultant is still an active service provider. The options are non-qualified, have an exercise price of $1.25 per share, and will expire after 5 years. As of March 31, 2018, the 250,000 options that remain to vest were valued in total at $287,500 based upon a Black-Scholes option-pricing model. During the three months ended March 31, 2018, the Company recognized stock compensation costs of $20,782 related to the amortization of these options based upon a graded vesting schedule.

As of March 31, 2018, the options were valued based upon the Black-Scholes option-pricing model, with a stock price of $1.15 volatility of 127%, and an average risk-free rate of 2.37.

As of March 31, 2018, the Company had an aggregate of 800,000 remaining unvested options outstanding, with unamortized compensation of $505,951 that will be amortized in future periods. The aggregate intrinsic value of options outstanding as of March 31, 2018 was $187,500.

9.	Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed financial statements at March 31, 2018 with respect to such matters, including the matter noted below.

On or about July 26, 2017, the Company received a payment demand from a former consultant to the Company alleging that the consultant is owed approximately $192,000 for services rendered. The Company has disputed this demand and attempts to resolve this matter were unsuccessful. On January 29, 2018, the Company filed a lawsuit against the consultant and its related entities in the United States District Court for the Southern District of California (Case No. 18CV200-W-KSC) seeking declaratory relief regarding advisory fees and ownership interest in the Company. On March 6, 2018, the consultant and its related entities filed counterclaims against the Company, seeking payment for services rendered and seeking declaratory relief regarding ownership interest in the Company. The Company cannot predict the outcome of this matter and believes it has provided appropriate provision for any settlement of this matter as of March 31, 2018.

10.	Subsequent Events

On April 26, 2018, the Company filed a Certificate of Elimination of Designations, Preferences and Rights of Series A and Series B Convertible Preferred Stock (the "Certificate of Elimination") with the Delaware Secretary of State. The Certificate of Elimination eliminates the Company's Series A Preferred Stock and the Company's Series B Preferred Stock from the Company's certificate of incorporation. No shares of the Series A Preferred Stock or Series B Preferred Stock were outstanding at the time of the filing of the Certificate of Elimination.

On April 30, 2018, The Company offered a one-month exercise period extension to stockholders who held warrants to purchase shares of common stock of the Company that were scheduled to expire on May 1, 2018. Pursuant to the terms of a Note and Warrant Purchase Agreement entered into by the Company and such holders, such warrants were issued upon the conversion of certain promissory notes into common stock on May 1, 2015. Six warrant holders elected to extend the term of an aggregate of 403,085 warrants by one month to June 1, 2018. The exercise price of such warrants is $1.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation of Information

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc. unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this report and our audited financing statements for the year ended December 31, 2017, and the notes thereto, which are set forth in the 2017 Form 10-K. All dollar amounts refer to U.S. dollars unless otherwise indicated.

Overview

Guardion Health Sciences, Inc. was formed in December 2009 in California as a limited liability company under the name P4L Health Sciences, LLC and we subsequently changed our name to Guardion Health Sciences, LLC. On June 30, 2015, we converted from a California limited liability company to a Delaware corporation, changing our name to Guardion Health Sciences, Inc.

We are a specialty health sciences company formed to develop, formulate and distribute condition-specific medical foods with an initial medical food product on the market under the brand name Lumega-Z® that replenishes and restores the macular protective pigment. A depleted macular protective pigment is a modifiable risk factor for retina-based diseases such as age-related macular degeneration (“AMD”), computer vision syndrome (“CVS”) and diabetic retinopathy. Additional research has also shown a depleted macular protective pigment to be a biomarker for neurodegenerative diseases such as Alzheimer’s and dementia. We have had limited operations to date, and have primarily been engaged in research, product development, commercialization and capital raising.

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

In September 2017, the Company, through its wholly-owned subsidiary VectorVision Ocular Health, Inc., acquired substantially all the assets and certain liabilities of VectorVision, Inc., a company that specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study (“ETDRS”) visual acuity testing. VectorVision’s standardization system is designed to provide the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing for use by eye doctors in clinical trials, for real-world vision evaluation, and industrial vision testing. The acquisition expands the Company’s technical portfolio and the Company believes it further establishes its position at the forefront of early detection, intervention and monitoring of a range of eye diseases.

By combining the MapcatSF medical device, the newly acquired VectorVision standardized vision testing technology and Lumega-Z medical food, the Company has developed, based on Management’s knowledge of the industry, what it believes to be the only reliable three-pronged, evidence-based protocol for replenishing and restoring the macular protective pigment, increasing overall retinal health and measuring the related improvements in visual function.

Recent Developments

Development of Sales Force

The Company invested in a direct sales force in March 2017 comprised of a field-based team of account managers located in key geographical locations based on high population density areas with demographics that match the Company’s target markets. Each account manager will have responsibility for a pre-defined geographical area and will be expected to travel extensively to support the needs of customers. The account managers will be tasked with prospecting for new accounts, closing leads generated by the Company’s marketing efforts, and generating revenue through account management activities including physician and staff training, and implementation of patient education resources. The account managers will also participate in national and regional trade shows and events, including supporting professional optometric and ophthalmological societies at a State level. Each account manager will be tasked with a quota that includes units of Lumega-Z sold, as well as sales of the MapcatSF, CSV-1000 and ESV-3000. Commissions are based on sales performance and achievement of quota.

Patents

On March 14, 2018, the Company received a Notice of Allowance on Patent Application 15/445,586, which describes a methodology to continuously calibrate display monitors to automatically hold display luminance constant for vision testing. The VectorVision CSV-1000 and ESV-3000 devices each embody this invention. The Company expects this patent to issue shortly.

Prior to the issuance of US Patent No. 9,486,136, the Company filed a continuation application, Patent Application 15/346,010, covering new embodiments around the MapcatSF® device. These new embodiments contain improvements related to the accuracy of intensity measurements made with the device, as well as updated features around photodiode detector calibrations.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $2,333,461 and utilized cash in operating activities of $1,353,530 during the three months ended March 31, 2018. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2017. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company will continue to incur significant expenses for continued commercialization activities related to Lumega-Z, the MapcatSF® medical device, and VectorVision products. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. The Company is continuing to attempt to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for managements’ discussion of recent accounting pronouncements.

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

Intangible Assets

In connection with the VectorVision transaction, we identified and allocated estimated fair values to intangible assets including goodwill and customer relationships.

In accordance with Accounting Standard Codification (“ASC”) 350 – Intangibles – Goodwill and Other, we determined whether these assets are expected to have indefinite (such as goodwill) or limited useful lives, and for those with limited lives, we established an amortization period and method of amortization. Our goodwill and other intangible assets are subject to periodic impairment testing.

We utilized the services of an independent third-party valuation firm to assist us in identifying intangible assets and in estimating their fair values. The useful lives for our intangible assets other than goodwill were estimated based on Management’s consideration of various factors, including assumptions that market participants might use about sales expectations as well as potential effects of obsolescence, competition, technological progress and the regulatory environment. Because the future pattern in which the economic benefits of these intangible assets may not be reliably determined, amortization expense is generally calculated on a straight-line basis.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, identifiable intangible assets, and goodwill for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of March 31, 2018 and December 31, 2017, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

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

The fair value of common stock was determined based on management’s judgment. In order to assist management in calculating such fair value, we retained a third-party valuation firm in determining the value of our Company. The third-party valuation firm’s input was utilized in determining the related per unit or share valuations of our equity used during 2017. Management used a valuation of $0.88 per share for the first quarter of 2017. Internal valuations are based on various inputs, including valuation reports prepared by third-party valuation firms and are impacted by the dilutive effect of the issuance of common shares as compensation during the periods. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. The Company considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm to assist management in their determination of the $0.88 used during 2017. This methodology used multiple years of balance sheet and income statement projections along with the following primary assumptions:

	Three Months Ended March 31,
	2018	2017
Discount rate	-%	16%
Risk free rate	-%	2.48%
Rate of return	-%	16%
Sustainable growth rate	-%	5%
Company survival probability	-%	65%
Liquidation value	$-	$0

Due to the availability of historical data from the Company’s recent common stock sales, Management used a valuation of $1.15 for the first quarter of 2018. Management considered business and market factors affecting the Company during the three-month periods ended March 31, 2018 and 2017, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that $1.15 and $0.88 per share valuations are appropriate for accounting purposes at March 31, 2018 and 2017.

The Company recognizes stock compensation expense, on stock purchases at a price less than fair value, and for fully-vested stock issued to consultants and other service providers, for the excess of fair value of the stock over the price paid for the stock. The Company recognizes the fair value of stock-based compensation within its statements of operations with classification depending on the nature of the services rendered. The Company will issue new shares to satisfy stock option exercises.

Plan of Operations

General Overview

Based on the availability of sufficient funding, we intend to increase our commercialization activities and:

•	Further the commercial production of our MapcatSF, starting with the manufacture of at least ten new units for sale or lease to our customers and for use in our internal clinics;
•	Expand our domestic sales and marketing efforts, which include revamping our web site and new promotional materials;
•	Explore sales and marketing opportunities in foreign markets such as Asia and Europe;
•	Increase production of Lumega-Z as is necessary to support the additional sales resulting from the deployment of additional MapcatSF units and increased marketing and promotional activity;
•	Commence certain FDA electrical safety testing of the MapcatSF;
•	Increase our focus on intellectual property protection and strategy;
•	Expand the sales and marketing of our VectorVision product line; and
•	Explore opportunities and channels to enter the expansive market opportunity in China for non-pharmacologic treatments of macular degeneration, glaucoma and diabetic retinopathy.

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

Results of Operations

Through March 31, 2018, we had limited operations and have primarily been engaged in research, development, commercialization and raising capital. We have incurred and will continue to incur significant expenditures for the development of our products and intellectual property, which includes research and development of both medical foods and medical diagnostic equipment for the treatment of various eye diseases. We had limited revenue during the quarters ended March 31, 2018 and 2017. In the fourth quarter of 2017, we began recognizing product revenue from the sale of VectorVision products in addition to sales of our proprietary product, Lumega-Z.

Comparison of Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018 (unaudited)	2017 (unaudited)	Change
Revenue	$193,040	$55,941	$137,099	245%
Cost of goods sold	79,278	22,633	56,645	250%
Gross Profit	113,762	33,308	80,454	242%
Operating Expenses:
Research and development	159,588	10,239	149,349	1,459%
Sales and marketing	605,990	76,736	529,254	690%
General and administrative	1,680,810	598,913	1,081,897	181%
Total Operating Expenses	2,446,388	685,888	1,760,500	257%
Loss from Operations	(2,332,626)	(652,580)	(1,680,046)	257%
Other Expense:
Interest expense	835	16,431	(15,596)	(95)%
Net Loss	$(2,333,461)	$(669,011)	$(1,664,450)	249%

Revenue

For the three months ended March 31, 2018, revenue from product sales was $193,040 compared to $55,941 for the three months ended March 31, 2017, resulting in an increase of $137,099 or 245%. The increase reflects both an increased customer base for Lumega-Z as we expand into new clinics and sales of VectorVision products. Approximately $72,000, or 37% of revenue in the first quarter of 2018 was generated by sales of Lumega-Z products, representing a 27% increase in Lumega-Z sales over the prior period.

The following table presents our revenues disaggregated by product type:

	Three Months Ended March 31,
	2018	2017
Lumega-Z and supplements	$72,138	$55,941
VectorVision medical devices and supplies	120,902	-
	$193,040	$55,941

Cost of Goods Sold

For the three months ended March 31, 2018, cost of goods sold was $79,278 compared to $22,633 for the three months ended March 31, 2017, resulting in an increase of $56,645 or 250%. The increase corresponds to the additional sales recorded in 2018.

Research and Development

For the three months ended March 31, 2018, research and development costs were $159,588 compared to $10,239 for the three months ended March 31, 2017, resulting in an increase of $149,349 or 1,459%. The increase was due to research associated with our MapcatSF® medical device.

Sales and Marketing

For the three months ended March 31, 2018, sales and marketing expenses were $605,990 compared to $76,736 for the three months ended March 31, 2017. The increase in sales and marketing expenses of $529,254 or 690% compared to the prior period was due to our hiring and training of a national sales team, an increased presence at trade shows, and an increase in multimedia marketing initiatives.

General and Administrative

For the three months ended March 31, 2018, general and administrative expenses were $1,680,810 compared to $598,913 for the three months ended March 31, 2017. The increase of $1,081,897 or 181% compared to the prior period was primarily due to a $627,000 increase in stock compensation expenses recorded during the current period. Labor, legal, and consulting costs also increased during the period.

Interest Expense

For the three months ended March 31, 2018, interest expense was $835 compared to $16,431 for the three months ended March 31, 2017. The decrease of $15,596, or 95%, was due to the repayment or conversion of all promissory notes and convertible debt that had been outstanding during 2017.

Net Loss

For the three months ended March 31, 2018, we incurred a net loss of $2,333,461, compared to a net loss of $669,011 for the three months ended March 31, 2017. The increase in net loss of $1,664,450 or 249% compared to the prior year period was primarily due to stock compensation expense of $777,513 incurred in the current quarter, the addition of and training for a national sales team, increased marketing initiatives, increased legal expenses and internal labor costs.

Liquidity and Capital Resources

Since our formation in 2009, we have devoted substantial effort and capital resources to the development and commercialization activities related to our lead product Lumega-Z and our MapcatSF medical device. As a result of these activities we utilized cash in operating activities of $1,353,530 during the three months ended March 31, 2018. We had positive working capital of $2,953,371 at March 31, 2018 due primarily to our sale of common stock in November 2017. As of March 31, 2018, we had cash in the amount of $3,198,349 and no available borrowings. Our financing has historically come from the issuance of convertible notes, promissory notes and from the sale of common and preferred stock and exercise of warrants.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $2,333,461 and utilized cash in operating activities of $1,353,530 during the three months ended March 31, 2018. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2017. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company will continue to incur significant expenses for continued commercialization activities related to Lumega-Z, the MapcatSF® medical device, and VectorVision products. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. The Company is continuing attempts to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

Sources and Uses of Cash

The following table sets forth our major sources and uses of cash for each of the following periods:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(1,353,530)	$(445,576)
Net cash used in investing activities	(145,111)	-
Net cash (used in) provided by financing activities	(38,240)	827,906
Net (decrease) increase in cash	$(1,536,881)	$382,330

Operating Activities

Net cash used in operating activities was $1,353,530 during the three months ended March 31, 2018, versus $445,576 used during the comparable prior year period. The increase in 2018 was due primarily to higher sales, marketing, labor, and legal costs.

Investing Activities

Net cash used in investing activities was $145,111 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. In January 2018, we acquired the rights to a trademark portfolio for $50,000. In addition, we invested in a trade show booth in February.

Financing Activities

Net cash used in financing activities was $38,240 for the three months ended March 31, 2018 was due primarily to our payoff of a line of credit balance that had been assumed from the VectorVision transaction. Financing activities for the prior year comparable period provided proceeds of $100,000 from the issuance of short-term loans, offset by payments of principal and interest on loans of $14,000, $700,000 in proceeds from the issuance of Series B Preferred Stock, and $41,906 in amounts due to related parties on a net basis.

Off-Balance Sheet Arrangements

At March 31, 2018 and December 31, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the first quarter ended in 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at March 31, 2018 with respect to such matters, including the matter noted below.

On or about July 26, 2017, the Company received a payment demand from a former consultant to the Company alleging that the consultant is owed approximately $192,000 for services rendered. The Company has disputed this demand and attempts to resolve this matter were unsuccessful. On January 29, 2018, the Company filed a lawsuit against the consultant and its related entities in the United States District Court for the Southern District of California (Case No. 18CV200-W-KSC) seeking declaratory relief regarding advisory fees and ownership interest in the Company. On March 6, 2018, the consultant and its related entities filed counterclaims against the Company, seeking payment for services rendered and seeking declaratory relief regarding ownership interest in the Company. The Company cannot predict the outcome of this matter and believes it has provided appropriate provision for any settlement of this matter as of March 31, 2018.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2018, an investor exercised warrants for 146,000 shares of common stock. The warrants were exercisable for $0.01 per share, and the Company received $1,460 in cash. The Company issued the shares and recorded the cash received as additional equity.

On January 26, 2018, the Company issued a stock option to a consultant to purchase a total of 500,000 shares of the common stock of the Company. 250,000 shares of the option with a fair value of $287,500 vested immediately, 125,000 shares vest on December 31, 2018 and the remaining 125,000 shares vest on December 31, 2019 provided the consultant is still an active service provider. The options are non-qualified, have an exercise price of $1.25 per share, and will expire after 5 years. As of March 31, 2018, the 250,000 options that remain to vest were valued in total at $287,500 based upon a Black-Scholes option-pricing model. During the three months ended March 31, 2018, the Company recognized stock compensation costs of $20,782 related to the amortization of these options based upon a graded vesting schedule.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May, 2018.

Signature	Title	Date

/s/ Michael Favish	CEO, President and	May 11, 2018
Michael Favish	Chairman of the Board (Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting Officer	May 11, 2018
John Townsend	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Elimination of Designations, Preferences and Rights of Series A and Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the year ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

*	A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.