Form 10-Q
period 2018-06-30
Guardion Health Sciences, Inc.
filed 2018-08-10
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2018, there were 40,329,475 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. Registrant’s common stock is not publicly traded.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash	$2,066,365	$4,735,230
Accounts receivable	29,843	72,771
Inventories	412,357	154,730
Prepaid expenses	25,830	117,164

Total current assets	2,534,395	5,079,895

Deposits	11,751	10,470
Property and equipment, net	191,427	95,597
Intangible assets, net	563,423	620,741
Goodwill	1,563,520	1,563,520

Total assets	$4,864,516	$7,370,223

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$457,438	$311,236
Accrued expenses and deferred rent	11,618	12,043
Line of credit	-	30,535
Due to related parties	117,473	146,133

Total current liabilities	586,529	499,947

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,329,475 and 40,183,475 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	40,329	40,183
Additional paid-in capital	35,246,639	33,696,049
Accumulated deficit	(31,008,981)	(26,865,956)

Total stockholders’ equity	4,277,987	6,870,276

Total liabilities and stockholders’ equity	$4,864,516	$7,370,223

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$220,778	$59,977	$413,818	$115,912

Cost of goods sold	87,776	29,692	167,055	52,326

Gross profit	133,002	30,285	246,763	63,586

Operating expenses
Research and development	34,320	15,530	194,708	25,770
Sales and marketing	378,750	101,598	984,464	178,333
General and administrative	1,034,914	766,894	2,714,680	1,365,807

Total operating expenses	1,447,984	884,022	3,893,852	1,569,910

Loss from operations	(1,314,982)	(853,737)	(3,647,089)	(1,506,324)

Other expenses:
Interest expense	710	1,924	1,545	18,355
Fair value of warrants - extension of expiration dates	494,391	-	494,391	-

Total other expenses	495,101	1,924	495,936	18,355

Net loss	(1,810,083)	(855,661)	(4,143,025)	(1,524,679)

Adjustments related to Series A and Series B convertible preferred stock:
Accretion of deemed dividend	-	(53,675)	-	(85,517)
Dividend declared	-	(45,106)	-	(81,183)
Net loss attributable to common shareholders	$(1,810,083)	$(954,442)	$(4,143,025)	$(1,691,379)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.07)
Weighted average common shares outstanding – basic and diluted	40,329,475	25,470,418	40,322,215	25,287,759

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	40,183,475	$40,183	$33,696,049	$(26,865,956)	$6,870,276
Fair value of vested stock options	-	-	1,054,885	-	1,054,885
Issuance of common stock – warrant exercises	146,000	146	1,314	-	1,460
Fair value of warrants - extension of expiration dates			494,391		494,391
Net loss	-	-	-	(4,143,025)	(4,143,025)
Balance at June 30, 2018	40,329,475	$40,329	$35,246,639	$(31,008,981)	$4,277,987

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(4,143,025)	$(1,524,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,560	31,331
Accrued interest expense included in notes payable	-	13,746
Stock-based compensation	1,054,885	405,918
Stock-based compensation – related parties	-	108,051
Fair value of warrant modification	494,391	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	42,928	11
Inventories	(257,627)	(64,305)
Deposits and prepaid expenses	90,053	22,788
Increase (decrease) in -
Accounts payable and accrued expenses	146,202	57,442
Accrued and deferred rent costs	(425)	(73,624)

Net cash used in operating activities	(2,424,058)	(1,023,321)

Investing Activities
Purchase of property and equipment	(137,073)	(5,500)
Purchase of intellectual property	(50,000)	-

Net cash used in investing activities	(187,073)	(5,500)

Financing Activities
Proceeds from issuance of promissory notes	-	100,000
Payments on promissory notes	-	(14,000)
Payments on line of credit	(30,535)	-
Proceeds from issuance of preferred stock	-	1,100,000
Proceeds from exercise of warrants	1,460	-
(Decrease) increase in due to related parties	(28,659)	77,837

Net cash (used in) provided by financing activities	(57,734)	1,263,837

Cash:
Net (decrease) increase	(2,668,865)	235,016
Balance at beginning of period	4,735,230	62,520
Balance at end of period	$2,066,365	$297,536

Supplemental disclosure of cash flow information:
Cash paid for-
Interest	$-	$1,500
Income taxes	$-	$-

Non-cash financing activities:
Issuance of common stock dividends on preferred stock	$-	$81,183

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2018 and 2017

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

The Company is a specialty health sciences company that develops, formulates and distributes condition-specific medical foods with an initial medical food product on the market under the brand name Lumega-Z® that replenishes and restores the macular protective pigment.

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

The Company has had limited operations to date and has been primarily engaged in research and development, product commercialization and capital raising activities.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $4,143,025 and utilized cash in operating activities of $2,424,058 during the six months ended June 30, 2018. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Intangible Assets

In connection with the VectorVision transaction, the Company identified and allocated estimated fair values to intangible assets including goodwill and customer relationships.

In accordance with Accounting Standard Codification (“ASC”) 350 – Intangibles – Goodwill and Other, the Company determined whether these assets are expected to have indefinite (such as goodwill) or limited useful lives, and for those with limited lives, the Company established an amortization period and method of amortization. Its goodwill and other intangible assets are subject to periodic impairment testing.

The Company utilized the services of an independent third-party valuation firm to assist in identifying intangible assets and in estimating their fair values. The useful lives for the Company’s intangible assets other than goodwill were estimated based on Management’s consideration of various factors, including assumptions that market participants might use about sales expectations as well as potential effects of obsolescence, competition, technological progress and the regulatory environment. Because the future pattern in which the economic benefits of these intangible assets may not be reliably determined, amortization expense is generally calculated on a straight-line basis.

Amortization expense for the identifiable intangible assets associated with the VectorVision acquisition is approximately $54,000 per quarter and is included with general and administrative expenses in the Company’s Statements of Operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, identifiable intangible assets, and goodwill for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of June 30, 2018 and December 31, 2017, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

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

Revenue Recognition

The Company’s revenue is comprised of sales of medical foods and dietary supplements to consumers through a direct sales/credit card process. In addition, the Company sells medical device equipment and supplies to customers both in the U.S. and internationally.

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

The Company previously recognized revenue when risk of loss transferred to its customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed. The Company allows for returns within 30 days of purchase, although for all periods presented, returns have been insignificant.

Under the new guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

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

Control of products sold transfers to customers upon shipment from the Company’s facilities, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Payment for sales of Lumega-Z is generally made by approved credit cards. Payments for medical device sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

The Company provides a 30-day right of return to its retail Lumega-Z customers. A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of historical Lumega-Z and VectorVision product returns, the Company determined that less than one percent of products is returned, and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. Due to the insignificant amount of historical returns as well as the standalone nature of the Company’s products and assessment of performance obligations and transaction pricing for the Company’s sales contracts, the Company does not currently maintain a contract asset or liability balance at this time. The Company assesses its contracts and the reasonableness of its conclusions on a quarterly basis.

The following table presents the Company’s revenues disaggregated by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lumega-Z and supplements	$79,993	$59,977	$152,132	$115,912
VectorVision medical devices and supplies	140,785	-	261,686	-
	$220,778	$59,977	$413,818	$115,912

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures, which include stock compensation expense, are expensed as incurred and totaled $194,708 and $25,770 for the six months ended June 30, 2018 and 2017, respectively.

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

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period using a graded vesting basis. In certain circumstances where there are no future performance requirements by the non-employee, grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	June 30,
	2018	2017
Warrants	2,656,423	2,983,666
Options	2,625,000	-
Estimated shares issuable upon conversion of convertible notes payable	-	31,250
Shares issuable upon conversion of convertible preferred stock	-	4,308,600
	5,281,423	7,323,516

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3.	VectorVision Acquisition

On September 29, 2017, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets and certain liabilities of VectorVision, Inc., an Ohio corporation (“VectorVision”), in exchange for 3,050,000 shares of the Company’s common stock, valued at $2,287,500, pursuant to the terms of an Asset Purchase and Reorganization Agreement dated September 29, 2017 (the “VectorVision Agreement”). The VectorVision Agreement was entered into on an arm’s-length basis. The wholly-owned subsidiary that acquired the business is called VectorVision Ocular Health, Inc., a Delaware corporation, doing business as VectorVision. With respect to the 3,050,000 shares of common stock, 250,000 shares are held back by the Company through November 28, 2019 as security for VectorVision’s indemnification obligations to the Company and the remaining 2,800,000 shares were issued to VectorVision at the closing of the transaction. Per the VectorVision Agreement, the 2,800,000 shares were subsequently distributed to the two VectorVision shareholders in proportion to their shareholdings in VectorVision. The shares represented approximately 11% of the Company’s issued and outstanding common stock immediately following consummation of the transaction. The shares held back as security are included in the Company’s weighted average common shares outstanding for per-share calculations.

VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing for use by eye doctors in clinical trials, for real-world vision evaluation, and industrial vision testing. VectorVision specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and ETDRS (Early Treatment Diabetic Retinopathy Study) visual acuity testing. VectorVision developed and commercialized its CSV-1000 medical device to conduct contrast sensitivity testing and it developed and commercialized its ESV-3000 medical device to conduct ETDRS visual acuity testing. The patented standardization system provides the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. The Company believes VectorVision’s CSV-1000 device to be the standard of care for clinical trials. The VectorVision transaction expanded the Company’s technical portfolio and the Company believes it further established the Company’s position at the forefront of early detection, intervention and monitoring of a range of eye diseases.

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

The following unaudited pro forma financial information gives effect to the Company’s acquisition of VectorVision as if the acquisition had occurred on January 1, 2017 and had been included in the Company’s consolidated statements of operations during the three and six-month periods ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Pro forma net revenues	$121,622	$366,793
Pro forma net loss attributable to common shareholders	$(1,088,909)	$(1,825,640)
Pro forma net loss per share	$(0.04)	$(0.06)

4.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$380,899	$133,354
Finished goods	31,458	21,376
	$412,357	$154,730

5.	Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Leasehold improvements	$98,357	$98,357
Testing equipment	169,552	150,603
Furniture and fixtures	145,411	50,300
Computer equipment	39,476	16,464
Office equipment	8,193	8,193
	460,989	323,917
Less accumulated depreciation and amortization	(269,562)	(228,320)
	$191,427	$95,597

For the six months ended June 30, 2018 and 2017, depreciation expense was $41,242 and $31,331, respectively, of which $15,376 and $14,650 were included in research and development expense, $4,138 and $0 were included in sales and marketing expense, and $21,728 and $16,861 were included in general and administrative expense, respectively.

6.	Acquisition of Intellectual Property

On January 26, 2018, the Company acquired the rights to the trademark GLAUCO-HEALTH as well as the name “International Eye Wellness Institute” (together, the “IP Assets”) from an unrelated third party. The purchase included all rights, title, and interest in and to the IP Assets, including (a) the right to register and use the IP Assets; (b) all goodwill associated with the IP Assets; (c) all income, royalties, and damages hereafter due or payable with respect to the IP Assets; (d) all rights to sue for past, present, and future infringements or misappropriations of the IP Assets; and (e) and all other intellectual property rights owned or claimed by the seller or embodied in the IP Assets. In exchange for these rights, the Company paid the seller $50,000 in cash.

ASC 350-30-20 defines a defensive intangible asset as an acquired intangible asset in a situation in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset. The Company determined that the acquired intangible asset met the definition of a defensive intangible asset. The Company accounted for the $50,000 payment as an acquired intangible asset as of the closing of the agreement. As the Company can renew the underlying rights to the IP Assets indefinitely at nominal cost, the assets have been classified as a non-amortizable intangible asset on the Company’s balance sheet at June 30, 2018. The Company will evaluate the status of the assets for impairment annually or more frequently if warranted.

On January 26, 2018 the Company entered into a consulting agreement with the principal of the seller to assist with the development of the IP Assets and other assets acquired by the Company in the transaction. In conjunction with the consulting agreement, the Company granted a stock option on January 26, 2018 to the consultant to purchase a total of 500,000 shares of the common stock of the Company (see Note 8).

7.	Related Party Transactions

Due to and from related parties represents unreimbursed expenses and compensation incurred on behalf of, and amounts loaned to the Company by, Michael Favish, the Company’s Chief Executive Officer, as well as other stockholders. The advances are unsecured, non-interest bearing and are due on demand. As of June 30, 2018 and December 31, 2017, the Company had $117,473 and $146,133, respectively, due to related parties.

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

During the six months ended June 30, 2017, the Company declared dividends of $67,646 on its Series A Preferred Stock which were satisfied in full through the issuance of an aggregate of 112,759 shares of common stock.

Series B

Beginning in March 2017 and through September 30, 2017, the Company sold 3,105,000 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") to various investors. The purchase price of the Series B Preferred Stock was $1.00 per share, for an aggregate purchase price of $3,105,000. The Series B Preferred Stock had a stated value of $1.00 per share and accrued an annual dividend at the rate of 6% of the stated value, calculated quarterly, paid in shares of common stock at the rate of $0.75 per share.

During the six months ended June 30, 2017, the Company declared dividends of $13,537 on its Series B Preferred Stock which were satisfied in full through the issuance of an aggregate of 18,054 shares of common stock.

On November 3, 2017, the Company completed the issuance and sale of an aggregate of 4,347,827 shares of common stock (see below). The completion of the private placement triggered, at the Company's election, the automatic conversion of the Series A Preferred Stock and the Series B Preferred Stock into shares of common stock. Accordingly, immediately following the completion of the private placement, the Company effected the conversion of all outstanding shares of Series A Preferred Stock and the Series B Preferred Stock into 6,981,938 shares of common stock (excluding accrued but unpaid dividends) effective November 3, 2017. On April 26, 2018, the Company filed a Certificate of Elimination with the Secretary of the State of Delaware, withdrawing the respective Certificates of Designation that established the right, privileges and preferences of the Series A Preferred Stock and Series B Preferred Stock, thereby making all 10,000,000 authorized shares of preferred stock available for issuance.

Common Stock

On November 3, 2017, the Company completed the issuance and sale of an aggregate of 4,347,827 shares of common stock, par value $0.001 per share, at a purchase price of $1.15 per share. Total gross proceeds were $5,000,001. These shares were sold in a private placement to certain purchasers pursuant to a Stock Purchase Agreement dated as of November 3, 2017. Pursuant to the agreement, the purchasers have customary preemptive rights to participate in future equity and equity-linked issuances by the Company up to the extent necessary to maintain such purchaser’s pro rata ownership percentage in the Company’s securities, subject to customary exceptions. The preemptive rights terminate at the earlier of (i) May 3, 2019, (ii) such time as the Purchasers hold less than five percent (5%) of the issued and outstanding shares of the Company’s common stock, or (iii) such time as the shares of common stock of the Company shall become listed or approved for listing on a national securities exchange.

Warrants

A summary of the Company’s warrant activity is as follows:

Shares
December 31, 2017	2,983,666
Granted	-
Forfeitures	-
Expirations	(181,243)
Exercised	(146,000)
June 30, 2018, all exercisable	2,656,423

In January 2018, an investor exercised warrants for 146,000 shares of common stock. The warrants were exercisable for $0.01 per share, and the Company received $1,460 in cash. The Company issued the shares and recorded the cash received as additional equity.

On April 30, 2018, The Company offered a one-month exercise period extension to stockholders who held warrants to purchase shares of common stock of the Company that were scheduled to expire on May 1, 2018. Pursuant to the terms of a Note and Warrant Purchase Agreement entered into by the Company and such holders, such warrants were issued upon the conversion of certain promissory notes into common stock on May 1, 2015. Four of the warrant holders did not extend their warrants, resulting in the expiration of 151,006 warrants on May 1, 2018. Six warrant holders elected to extend the term of an aggregate of 403,085 warrants by one month to June 1, 2018. The exercise price of such warrants is $1.00 per share.

On May 31, 2018, the six warrant holders noted above were offered a further extension of the exercise period for their warrants. One holder did not extend, resulting in the expiration of 30,237 warrants on June 1, 2018. Five warrant holders elected to extend the term of an aggregate of 372,848 warrants. These warrants are now scheduled to expire on the earlier of (a) May 31, 2019 or (b) sixty days following the date on which the common stock of the Company becomes listed or approved for listing on a national securities exchange. The exercise price of such warrants remains unchanged at $1.00 per share, but cashless exercise provisions have been eliminated from such warrants.

Management applied the guidance in ASC 718 – Compensation-Stock Compensation which indicates that a modification to the terms of an award should be treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. Under ASC 718, the calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified based on current circumstances. The Company recognized expense of $494,391 relating to the extension of the exercise period of the warrants based upon a Black-Scholes option-pricing model using a stock price of $1.15, volatility of 118%, and an average risk-free rate of 2.61. The expense is reflected as Fair value of warrants - extension of expiration dates in the Company’s statements of operations.

As of June 30, 2018, the Company had an aggregate of 2,656,423 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $0.43, weighted average remaining life of 0.7 years and aggregate intrinsic value of $1,905,475, based upon a stock valuation of $1.15 per share. The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the warrants.

Stock Options

A summary of the Company’s stock option activity is as follows:

Shares
December 31, 2017	2,125,000
Granted	500,000
Forfeitures	-
Exercised	-
June 30, 2018, outstanding	2,625,000
June 30, 2018, exercisable	2,225,000

On September 30, 2017, the Company entered into a consulting agreement pursuant to which the Company granted a total of 1,250,000 common stock options. 650,000 of the options with a fair value of $486,070 vested immediately, and the remaining 600,000 options vest ratably over twelve months on a quarterly basis with compensation cost measured as the fair value at the end of each reporting period. The options are non-qualified, have an exercise price of $1.00 per share, and will expire 5 years from the grant date. As of December 31, 2017, the Company had recognized compensation cost of $658,383 relating to the vesting of 800,000 options. During the six months ended June 30, 2018, the Company recognized stock compensation costs of $256,962 related to the vesting of 450,000 options based upon a graded vesting schedule. As of June 30, 2018, the remaining 150,000 options to vest were valued at $172,388 based upon a Black-Scholes option-pricing model.

On December 30, 2017, the Company entered into a consulting agreement pursuant to which the Company granted a total of 750,000 common stock options. 250,000 of the options with a fair value of $312,275 vested immediately, and the remaining 500,000 options vested ratably over six months on a quarterly basis with compensation cost measured as the fair value at the end of each reporting period, using a Black Scholes option-pricing model and a graded vesting schedule. The options are non-qualified, have an exercise price of $1.25 per share, and will expire 5 years from the grant date. As of June 30, 2018, all options were fully vested. During the six months ended June 30, 2018, the Company recognized stock compensation costs of $413,877 related to these options.

On January 26, 2018, the Company entered into an agreement with a consultant to develop products based on certain intellectual property owned by the Company (see Note 6). In conjunction with the consulting agreement, the Company granted a stock option to the consultant to purchase a total of 500,000 shares of the common stock of the Company. 250,000 shares of the option with a fair value of $287,500 vested immediately, 125,000 shares vest on December 31, 2018 and the remaining 125,000 shares vest on December 31, 2019 provided the consultant is still an active service provider. As of June 30, 2018, the 250,000 options that remain to vest were valued in total at $287,365 based upon a Black-Scholes option-pricing model. Compensation cost is measured as the fair value at the end of each reporting period and cost is amortized based upon a graded vesting schedule. The options are non-qualified, have an exercise price of $1.25 per share, and will expire 5 years from the grant date. During the six months ended June 30, 2018, the Company recognized stock compensation costs of $384,046 related to these options.

As of June 30, 2018, options were valued based upon the Black-Scholes option-pricing model, with a stock price of $1.15, volatility of 120%, and an average risk-free rate of 2.65%.

As of June 30, 2018, the Company had an aggregate of 400,000 remaining unvested options outstanding, with estimated fair value of $459,754. The Company remeasures unvested options for non-employees to fair value at the end of each reporting period. The aggregate intrinsic value of options outstanding as of June 30, 2018 was $187,500.

9.	Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed financial statements at June 30, 2018 with respect to such matters, including the matter noted below.

On or about July 26, 2017, the Company received a payment demand from a former consultant to the Company alleging that the consultant is owed approximately $192,000 for services rendered. The Company has disputed this demand and attempts to resolve this matter were unsuccessful. On January 29, 2018, the Company filed a lawsuit against the consultant and its related entities in the United States District Court for the Southern District of California (Case No. 18CV200-W-KSC) seeking declaratory relief regarding advisory fees and ownership interest in the Company. On March 6, 2018, the consultant and its related entities filed counterclaims against the Company, seeking payment for services rendered and seeking declaratory relief regarding ownership interest in the Company. The Company intends to vigorously defend its rights. The Company cannot predict the outcome of this matter.

10.	Subsequent Events

On July 25, 2018, the Board of Directors approved the Company entering into a product development consulting agreement with a product development company to design and create a working prototype device, named AcQviz, intended to embody the inventions described in US Patent No. 10,022,045 and US Patent Application 15/277,849, each of which the Company owns. Under this agreement, the product development company is to create a prototype device using sensor circuitry and communication software/firmware unique to the product development company, oversee the integration of the prototype circuitry design into a commercial product, develop specifications for the Company to mass produce a commercial product based on the prototype and integrate the communication channel for the device into various vision testing software programs. In conjunction with the product development agreement, the Board of Directors of the Company also approved a stock option grant to the product development company to purchase 100,000 shares of the common stock of the Company based on certain performance metrics set forth in the product development agreement and stock option agreement. The President of the product development company, Joseph Tate Evans, Jr., is the brother of David Evans, Chief Science Officer and a director of the Company.

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

We are a specialty health sciences company that develops, formulates and distributes condition-specific medical foods with an initial medical food product on the market under the brand name Lumega-Z® that replenishes and restores the macular protective pigment. A depleted macular protective pigment is a modifiable risk factor for retina-based diseases such as age-related macular degeneration (“AMD”), computer vision syndrome (“CVS”) and diabetic retinopathy. Additional research has also shown a depleted macular protective pigment to be a biomarker for neurodegenerative diseases such as Alzheimer’s and dementia. We have had limited operations to date, and have primarily been engaged in research, product development, commercialization and capital raising.

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

Recent Developments

Development of Sales Force

The Company entered into an agreement with a third party in March 2018 to provide a direct sales force comprised of a field-based team of account managers located in key geographical locations based on high population density areas with demographics that match the Company’s target markets. Each account manager will have responsibility for a pre-defined geographical area and will be expected to travel extensively to support the needs of customers. The account managers will be tasked with prospecting for new accounts, closing leads generated by the Company’s marketing efforts, and generating revenue through account management activities including physician and staff training, and implementation of patient education resources. The account managers will also participate in national and regional trade shows and events, including supporting professional optometric and ophthalmological societies at a State level. Each account manager will be tasked with a quota that includes units of Lumega-Z sold, as well as sales of the MapcatSF, CSV-1000 and ESV-3000. Commissions are based on sales performance and achievement of quota. During the second quarter of 2018, the Company hired three members of the sales team as employees of Guardion and cancelled the agreement with the third party sales organization.

Patents

On July 10, 2018, the USPTO issued US Patent No. 10,016,128, titled Method and Apparatus for Visual Acuity Testing. This patent describes an invention pertaining to automatic light calibration of the display screens used for vision testing. The Company owns this patent, and its VectorVision CSV-1000 and ESV-3000 devices each embody this invention.

On July 17, 2018, the USPTO issued US Patent No. 10,022,045, also titled Method and Apparatus for Visual Acuity Testing, which describes a methodology to continuously calibrate display monitors to automatically hold display luminance constant for vision testing. This second patent also covers a methodology to compensate for other testing factors, such as room illumination and when patients view the vision test through a mirror, which is a common practice in eye doctors’ offices worldwide. The Company also owns this patent, and its VectorVision CSV-1000 and ESV-3000 devices each embody this invention.

These patents serve as the basis for developing follow-on products to the CSV-1000, the CSV-2000, in which the proprietary standardized contrast sensitivity test patterns can be presented to the patient using a computer monitor as opposed to the current calibrated backlit system. The Company also anticipates commercializing these proprietary methodologies for use with other types of vision tests so that other tests can be properly calibrated to adhere to recognized government vision test lighting standards.

Prior to the issuance of US Patent No. 9,486,136, the Company filed a continuation application, Patent Application 15/346,010, covering new embodiments around the MapcatSF® device. These new embodiments contain improvements related to the accuracy of intensity measurements made with the device, as well as updated features around photodiode detector calibrations.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $4,143,025 and utilized cash in operating activities of $2,424,058 during the six months ended June 30, 2018. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of its financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements included herein include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position, results of operations and cash flows.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

Intangible Assets

In connection with the VectorVision transaction, the Company identified and allocated estimated fair values to intangible assets including goodwill and customer relationships.

In accordance with Accounting Standard Codification (“ASC”) 350 – Intangibles – Goodwill and Other, the Company determined whether these assets are expected to have indefinite (such as goodwill) or limited useful lives, and for those with limited lives, the Company established an amortization period and method of amortization. The Company’s goodwill and other intangible assets are subject to periodic impairment testing.

The Company utilized the services of an independent third-party valuation firm to assist it in identifying intangible assets and in estimating their fair values. The useful lives for its intangible assets other than goodwill were estimated based on Management’s consideration of various factors, including assumptions that market participants might use about sales expectations as well as potential effects of obsolescence, competition, technological progress and the regulatory environment. Because the future pattern in which the economic benefits of these intangible assets may not be reliably determined, amortization expense is generally calculated on a straight-line basis.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, identifiable intangible assets, and goodwill for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of June 30, 2018 and December 31, 2017, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

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

The fair value of common stock was determined based on management’s judgment. In order to assist management in calculating such fair value, the Company retained a third-party valuation firm in determining the value of the Company. The third-party valuation firm’s input was utilized in determining the related per unit or share valuations of the Company’s equity used during 2017. Management used a valuation of $0.88 per share for the six months ended June 30, 2017. Internal valuations are based on various inputs, including valuation reports prepared by third-party valuation firms and are impacted by the dilutive effect of the issuance of common shares as compensation during the periods. There are numerous acceptable ways to estimate company value, including using net tangible assets, a market-based approach, or discounted cash flows. The Company considered alternative methods and concluded that due to the lack of suitably comparable market data, the discounted cash flows method was the most appropriate. A discounted cash flows (i.e. free cash flows to equity) methodology was applied by the third-party valuation firm to assist management in their determination of the $0.88 used during 2017. This methodology used multiple years of balance sheet and income statement projections along with the following primary assumptions:

Six Months Ended
June 30, 2017
Discount rate	16%
Risk free rate	2.48%
Rate of return	16%
Sustainable growth rate	5%
Company survival probability	65%
Liquidation value	$0

Due to the availability of historical data from the Company’s recent common stock sales, Management used a valuation of $1.15 for the six months ended June 30, 2018. Management considered business and market factors affecting the Company during the six-month periods ended June 30, 2018 and 2017, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that $1.15 and $0.88 per share valuations are appropriate for accounting purposes at June 30, 2018 and 2017, respectively.

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

Plan of Operations

General Overview

Based on the availability of sufficient funding, the Company intends to increase its commercialization activities and:

•	Further the commercial production of the MapcatSF, starting with the manufacture of at least 15 new units for sale or lease;
•	Expand the Company’s domestic sales and marketing efforts, which include revamping its web site and new promotional materials;
•	Explore sales and marketing opportunities in foreign markets such as Asia and Europe;
•	Increase production of Lumega-Z as is necessary to support the additional sales resulting from the deployment of additional MapcatSF units and increased marketing and promotional activity;
•	Commence certain FDA electrical safety testing of the MapcatSF;
•	Increase the Company’s focus on intellectual property protection and strategy;
•	Expand the sales and marketing of its VectorVision product line; and
•	Explore opportunities and channels to enter the expansive market opportunity in China for non-pharmacologic treatments of macular degeneration, glaucoma and diabetic retinopathy.

The FDA and other regulatory bodies require electronic medical devices to comply with IEC 60601 standards. The International Electrical Commission (“IEC”) established technical standards for the safety and effectiveness of medical electrical equipment. Adherence to these standards is required for commercialization of electrical medical equipment. As a medical device powered by electricity, the MapcatSF will need to undergo testing to demonstrate compliance with the IEC 60601 standards. This testing is typically conducted by a Nationally Recognized Testing Laboratory (“NRTL”), which is an independent laboratory recognized by the Occupational Safety and Health Administration (“OSHA”) to test products to the specifications of applicable product safety standards. The Company is in discussions with its contract manufacturer of the MapcatSF to engage an NRTL at the appropriate juncture prior to commercialization of the MapcatSF. The relevant predicate device for the MapcatSF is the MPS II, the applicable Class I product code for the MapcatSF is HJW and the applicable Code of Federal Regulation is 886.1050. The FDA does not require test documents to be submitted to the FDA for a Class I medical device, but that the evidence of such testing be placed in a Design History file and be kept internally at the company or manufacturer and readily available should the FDA or other regulatory bodies request to review the testing documents. While the FDA does not require that a Class I medical device have formal validation, the Company expects to complete applicable IEC 60601-1 testing prior to commercialization because the Company believes in marketing a product that has evidence that it is safe and effective.

Results of Operations

Through June 30, 2018, the Company had limited operations and has primarily been engaged in research and development, product commercialization and raising capital. The Company has incurred and will continue to incur significant expenditures for the development of its products and intellectual property, which includes research and development of both medical foods and medical diagnostic equipment for the treatment of various eye diseases. The Company had limited revenue during the six-month periods ended June 30, 2018 and 2017. In the fourth quarter of 2017, the Company began recognizing product revenue from the sale of VectorVision products in addition to sales of its proprietary product, Lumega-Z.

Comparison of Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 31,
	2018	2017	Change
Revenue	$220,778	$59,977	$160,801	268%
Cost of goods sold	87,776	29,692	58,084	196%
Gross Profit	133,002	30,285	102,717	339%
Operating Expenses:
Research and development	34,320	15,530	18,790	121%
Sales and marketing	378,750	101,598	277,152	273%
General and administrative	1,034,914	766,894	268,020	35%
Total Operating Expenses	1,447,984	884,022	563,962	64%
Loss from Operations	(1,314,982)	(853,737)	(461,245)	54%
Other Expense:
Interest expense	710	1,924	(1,214)	(63)%
Fair value of warrants - extension of expiration dates	494,391	-	494,391	-%
Net Loss	$(1,810,083)	$(855,661)	$(954,422)	112%

Revenue

For the three months ended June 30, 2018, revenue from product sales was $220,778 compared to $59,977 for the three months ended June 30, 2017, resulting in an increase of $160,801 or 268%. The increase reflects both an increased customer base for Lumega-Z as the Company expands into new clinics and sales of VectorVision products. $79,993, or 36% of revenue in the second quarter of 2018 was generated by sales of Lumega-Z products, representing a 33% increase in Lumega-Z sales over the prior period. As of June 30, 2018, the Company had a sales backlog of approximately $89,000 in VectorVision products, all of which were delivered and recognized as revenue in July.

The following table presents the Company’s revenues disaggregated by product type:

	Three Months Ended June 30,
	2018	2017
Lumega-Z and supplements	$79,993	$59,977
VectorVision medical devices and supplies	140,785	-
	$220,778	$59,977

Cost of Goods Sold

For the three months ended June 30, 2018, cost of goods sold was $87,776 compared to $29,692 for the three months ended June 30, 2017, resulting in an increase of $58,084 or 196%. The increase reflects the additional sales recorded in 2018.

Gross Profit

For the three months ended June 30, 2018, gross profit was $133,002 compared to $30,285 for the three months ended June 30, 2017, resulting in an increase of $102,717 or 339%. The increase is primarily due to the sales of VectorVision products, which did not occur in the prior period.

Research and Development

For the three months ended June 30, 2018, research and development costs were $34,320 compared to $15,530 for the three months ended June 30, 2017, resulting in an increase of $18,790 or 121%. The increase was due to research associated with the Company’s MapcatSF® medical device.

Sales and Marketing

For the three months ended June 30, 2018, sales and marketing expenses were $378,750 compared to $101,598 for the three months ended June 30, 2017. The increase in sales and marketing expenses of $277,152 or 273% compared to the prior period was due to costs associated with engagement of a third party national sales team, as well as an increased presence at trade shows.

General and Administrative

For the three months ended June 30, 2018, general and administrative expenses were $1,034,914 compared to $766,894 for the three months ended June 30, 2017. The increase of $268,020 or 35% compared to the prior period was primarily due to increased labor, legal, and consulting costs during the period.

Interest Expense

For the three months ended June 30, 2018, interest expense was $710 compared to $1,924 for the three months ended June 30, 2017. The decrease of $1,214, or 63%, was due to the repayment or conversion of all promissory notes and convertible debt that had been outstanding during 2017.

Fair Value of Warrants

During April and May of 2018, the Company offered exercise period extensions to stockholders who held warrants to purchase shares of common stock of the Company that were scheduled to expire on May 1, 2018. The Company recognized expense of $494,391 relating to the extension of the exercise period of the warrants using a Black-Scholes option-pricing model to estimate fair value.

Net Loss

For the three months ended June 30, 2018, the Company incurred a net loss of $1,810,083, compared to a net loss of $855,661 for the three months ended June 30, 2017. The increase in net loss of $954,422 or 112% compared to the prior year period was due to the non-cash expense related to the extension of warrant expiration dates, as well as to the increased costs associated with the sales team, legal expenses, and its internal labor force.

Comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 31,
	2018	2017	Change
Revenue	$413,818	$115,912	$297,906	257%
Cost of goods sold	167,055	52,326	114,729	219%
Gross Profit	246,763	63,586	183,177	288%
Operating Expenses:
Research and development	194,708	25,770	168,938	656%
Sales and marketing	984,464	178,333	806,131	452%
General and administrative	2,714,680	1,365,807	1,348,873	99%
Total Operating Expenses	3,893,852	1,569,910	2,323,942	148%
Loss from Operations	(3,647,089)	(1,506,324)	(2,140,765)	142%
Other Expense:
Interest expense	1,545	18,355	(16,810)	(92)%
Fair value of warrants - extension of expiration dates	494,391	-	494,391	-%
Net Loss	$(4,143,025)	$(1,524,679)	$(2,618,346)	172%

Revenue

For the six months ended June 30, 2018, revenue from product sales was $413,818 compared to $115,912 for the six months ended June 30, 2017, resulting in an increase of $297,906 or 257%. The increase reflects both an increased customer base for Lumega-Z as the Company expands into new clinics and sales of VectorVision products. $152,132, or 37% of revenue in 2018 was generated by sales of Lumega-Z products, representing a 31% increase in Lumega-Z sales over the prior period. As of June 30, 2018, the Company had a sales backlog of approximately $89,000 in VectorVision products, all of which were delivered and recognized as revenue in July.

The following table presents the Company’s revenues disaggregated by product type:

	Six Months Ended June 30,
	2018	2017
Lumega-Z and supplements	$152,132	$115,912
VectorVision medical devices and supplies	261,686	-
	$413,818	$115,912

Cost of Goods Sold

For the six months ended June 30, 2018, cost of goods sold was $167,055 compared to $52,326 for the six months ended June 30, 2017, resulting in an increase of $114,729 or 219%. The increase reflects the additional sales recorded in 2018.

Gross Profit

For the six months ended June 30, 2018, gross profit was $246,763 compared to $63,586 for the six months ended June 30, 2017, resulting in an increase of $183,177 or 288%. The increase is primarily due to the sales of VectorVision products, which did not occur in the prior period.

Research and Development

For the six months ended June 30, 2018, research and development costs were $194,708 compared to $25,770 for the six months ended June 30, 2017, resulting in an increase of $168,938 or 656%. The increase was due to research associated with the Company’s MapcatSF® medical device.

Sales and Marketing

For the six months ended June 30, 2018, sales and marketing expenses were $984,464 compared to $178,333 for the six months ended June 30, 2017. The increase in sales and marketing expenses of $806,131 or 452% compared to the prior period was due to costs associated with engagement of a third party national sales team, an increased presence at trade shows, and increased consulting, marketing and promotional costs.

General and Administrative

For the six months ended June 30, 2018, general and administrative expenses were $2,714,680 compared to $1,365,807 for the six months ended June 30, 2017. The increase of $1,348,873 or 99% compared to the prior period was primarily due to a $562,000 increase in non-cash stock compensation expense. Labor, legal, and consulting costs also increased during the period.

Interest Expense

For the six months ended June 30, 2018, interest expense was $1,545 compared to $18,355 for the six months ended June 30, 2017. The decrease of $16,810, or 92%, was due to the repayment or conversion of all promissory notes and convertible debt that had been outstanding during 2017.

Fair Value of Warrants

During April and May of 2018, the Company offered exercise period extensions to stockholders who held warrants to purchase shares of common stock of the Company that were scheduled to expire on May 1, 2018. The Company recognized expense of $494,391 relating to the extension of the exercise period of the warrants using a Black-Scholes option-pricing model to estimate fair value.

Net Loss

For the six months ended June 30, 2018, the Company incurred a net loss of $4,143,025, compared to a net loss of $1,524,679 for the six months ended June 30, 2017. The increase in net loss of $2,618,346 or 172% compared to the prior year period was due to the non-cash expenses related to stock compensation and to the extension of warrant expiration dates, as well as to the increased costs associated with the sales team, legal expenses, and its internal labor force.

Liquidity and Capital Resources

Since its formation in 2009, the Company has devoted substantial effort and capital resources to the development and commercialization activities related to its lead product Lumega-Z and its MapcatSF medical device. As a result of these activities, the Company utilized cash in operating activities of $2,424,058 during the six months ended June 30, 2018. The Company had positive working capital of $1,947,866 at June 30, 2018 due primarily to its sale of its common stock in November 2017. As of June 30, 2018, the Company had cash in the amount of $2,066,365 and no available borrowings. The Company’s financing has historically come from the issuance of convertible notes, promissory notes and from the sale of common and preferred stock and exercise of warrants.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $4,143,025 and utilized cash in operating activities of $2,424,058 during the six months ended June 30, 2018. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(2,424,058)	$(1,023,321)
Net cash used in investing activities	(187,073)	(5,500)
Net cash (used in) provided by financing activities	(57,734)	1,263,837
Net (decrease) increase in cash	$(2,668,865)	$235,016

Operating Activities

Net cash used in operating activities was $2,424,058 during the six months ended June 30, 2018, versus $1,023,321 used during the comparable prior year period. The increase in 2018 was due primarily to higher sales, marketing, labor, and legal costs.

Investing Activities

Net cash used in investing activities was $187,073 for the six months ended June 30, 2018 and $5,500 for the six months ended June 30, 2017. In January 2018, we acquired the rights to a trademark portfolio for $50,000. In addition, we invested in a trade show booth in February.

Financing Activities

Net cash used in financing activities was $57,734 for the six months ended June 30, 2018 was due primarily to the Company payoff of a line of credit balance that had been assumed from the VectorVision transaction. Financing activities for the prior year comparable period provided proceeds of $100,000 from the issuance of short-term loans, offset by payments of principal and interest on loans of $14,000, $1,100,000 in proceeds from the issuance of Series B Preferred Stock, and $77,837 in amounts due to related parties on a net basis.

Off-Balance Sheet Arrangements

At June 30, 2018 and December 31, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at June 30, 2018 with respect to such matters, including the matter noted below.

On or about July 26, 2017, the Company received a payment demand from a former consultant to the Company alleging that the consultant is owed approximately $192,000 for services rendered. The Company has disputed this demand and attempts to resolve this matter were unsuccessful. On January 29, 2018, the Company filed a lawsuit against the consultant and its related entities in the United States District Court for the Southern District of California (Case No. 18CV200-W-KSC) seeking declaratory relief regarding advisory fees and ownership interest in the Company. On March 6, 2018, the consultant and its related entities filed counterclaims against the Company, seeking payment for services rendered and seeking declaratory relief regarding ownership interest in the Company. The Company intends to vigorously defend its rights. The Company cannot predict the outcome of this matter.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2018, an investor exercised warrants for 146,000 shares of common stock. The warrants were exercisable for $0.01 per share, and the Company received $1,460 in cash. The Company issued the shares and recorded the cash received as additional equity.

On January 26, 2018, the Company entered into an agreement with a consultant to develop products based on certain intellectual property owned by the Company (see Note 6). In conjunction with the consulting agreement, the Company granted a stock option to the consultant to purchase a total of 500,000 shares of the common stock of the Company. 250,000 shares of the option with a fair value of $287,500 vested immediately, 125,000 shares vest on December 31, 2018 and the remaining 125,000 shares vest on December 31, 2019 provided the consultant is still an active service provider. As of June 30, 2018, the 250,000 options that remain to vest were valued in total at $287,365 based upon a Black-Scholes option-pricing model. Compensation cost is measured as the fair value at the end of each reporting period and cost is amortized based upon a graded vesting schedule. The options are non-qualified, have an exercise price of $1.25 per share, and will expire 5 years from the grant date. During the six months ended June 30, 2018, the Company recognized stock compensation costs of $384,046 related to these options.

On July 25, 2018, the Company entered into a product development consulting agreement with a product development company to design and create a working prototype device based on certain intellectual property owned by the Company. In conjunction with the product development agreement, the Company granted a stock option to the consultant to purchase a total of 100,000 shares of the common stock of the Company. 25,000 shares of the option vested immediately, 50,000 shares vest upon completion of design and construction of the AcQviz device to the reasonable satisfaction of the Company, and the remaining 25,000 shares vest upon integration of the AcQviz send/receive functionality with vision testing software platform to the reasonable satisfaction of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of August, 2018.

Signature	Title	Date

/s/ Michael Favish	CEO, President and	August 10, 2018
Michael Favish	Chairman of the Board (Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting Officer	August 10, 2018
John Townsend	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Elimination of Designations, Preferences and Rights of Series A and Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

*	A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

