Form 10-Q
period 2018-09-30
Guardion Health Sciences, Inc.
filed 2018-11-14
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of November 9, 2018, there were 40,329,475 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. Registrant’s common stock is not publicly traded.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash	$1,101,790	$4,735,230
Accounts receivable	17,011	72,771
Inventories	381,268	154,730
Prepaid expenses	38,736	117,164

Total current assets	1,538,805	5,079,895

Deposits	11,751	10,470
Property and equipment, net	261,871	95,597
Intangible assets, net	509,763	620,741
Goodwill	1,563,520	1,563,520

Total assets	$3,885,710	$7,370,223

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$268,121	$311,236
Accrued expenses and deferred rent	22,433	12,043
Line of credit	-	30,535
Due to related parties	108,018	146,133

Total current liabilities	398,572	499,947

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,329,475 and 40,183,475 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	40,329	40,183
Additional paid-in capital	36,603,982	33,696,049
Accumulated deficit	(33,157,173)	(26,865,956)

Total stockholders’ equity	3,487,138	6,870,276

Total liabilities and stockholders’ equity	$3,885,710	$7,370,223

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$294,230	$62,698	$708,047	$178,610

Cost of goods sold	125,406	30,094	292,461	82,420

Gross profit	168,824	32,604	415,586	96,190

Operating expenses
Research and development	4,793	105,561	199,500	131,330
Sales and marketing	240,028	116,440	1,224,491	294,774
General and administrative	1,064,645	1,392,524	3,779,325	2,758,331

Total operating expenses	1,309,466	1,614,525	5,203,316	3,184,435

Loss from operations	(1,140,642)	(1,581,921)	(4,787,730)	(3,088,245)

Other expenses:
Interest expense	545	2,462	2,090	20,817
Warrants - extension of expiration dates	1,007,006	-	1,501,397	-

Total other expenses	1,007,551	2,462	1,503,487	20,817

Net loss	(2,148,193)	(1,584,383)	(6,291,217)	(3,109,062)

Adjustments related to Series A and Series B convertible preferred stock:
Accretion of deemed dividend	-	(249,820)	-	(335,337)
Dividend declared	-	(78,616)	-	(159,798)
Net loss attributable to common shareholders	$(2,148,193)	$(1,912,819)	$(6,291,217)	$(3,604,197)

Net loss per common share – basic and diluted	$(0.05)	$(0.07)	$(0.16)	$(0.14)
Weighted average common shares outstanding – basic and diluted	40,329,475	25,825,907	40,324,662	25,469,112

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	40,183,475	$40,183	$33,696,049	$(26,865,956)	$6,870,276
Fair value of vested stock options	-	-	1,405,222	-	1,405,222
Issuance of common stock – warrant exercises	146,000	146	1,314	-	1,460
Warrants - extension of expiration dates	-	-	1,501,397	-	1,501,397
Net loss	-	-	-	(6,291,217)	(6,291,217)
Balance at September 30, 2018	40,329,475	$40,329	$36,603,982	$(33,157,173)	$3,487,138

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(6,291,217)	$(3,109,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,014	47,869
Accrued interest expense included in notes payable	-	14,792
Stock-based compensation	1,405,222	987,932
Stock-based compensation – related parties	-	196,051
Warrants – extension of expiration dates	1,501,397	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	55,761	(1,831)
Inventories	(226,537)	(40,741)
Deposits and prepaid expenses	77,147	2,169
Increase (decrease) in -
Accounts payable and accrued expenses	(43,117)	51,626
Accrued and deferred rent costs	10,390	(63,550)

Net cash used in operating activities	(3,287,940)	(1,914,745)

Investing Activities
Purchase of property and equipment	(228,311)	(25,203)
Purchase of intellectual property	(50,000)	-
Cash assumed upon acquisition	-	4,895

Net cash used in investing activities	(278,311)	(20,308)

Financing Activities
Proceeds from issuance of promissory notes	-	100,000
Payments on promissory notes	-	(124,000)
Payments on line of credit	(30,535)	-
Proceeds from issuance of preferred stock	-	3,105,000
Proceeds from exercise of warrants	1,460	-
(Decrease) increase in due to related parties	(38,114)	61,288

Net cash (used in) provided by financing activities	(67,189)	3,142,288

Cash:
Net (decrease) increase	(3,633,440)	1,207,235
Balance at beginning of period	4,735,230	62,520
Balance at end of period	$1,101,790	$1,269,755

Supplemental disclosure of cash flow information:
Cash paid for-
Interest	$-	$1,965
Income taxes	$-	$-

Non-cash financing activities:
Issuance of common stock dividends on preferred stock	$-	$159,798
Fair Value of common shares issued for acquisition allocated to:
Intangible assets	$-	$674,400
Goodwill	$-	$1,563,520
Other assets	$-	$49,580

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2018 and 2017

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

In August 2018, the Company created a wholly owned subsidiary, Transcranial Doppler Solutions, Inc. (“TDSI”). TDSI will be dedicated to the pursuit of early predictors resulting in, the Company believes, valuable therapeutic intervention for practitioners and their patients, and additional revenue streams generated from the testing and sale of Company products to appropriate customers. The Company is currently setting up the operations of TDSI and hopes to launch its services in upcoming quarters.

The Company has had limited operations to date and has been primarily engaged in research and development, product commercialization and capital raising activities.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $6,291,217 and utilized cash in operating activities of $3,287,940 during the nine months ended September 30, 2018. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

These estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, identifiable intangible assets, and goodwill for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of September 30, 2018 and December 31, 2017, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

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

The following table presents the Company’s revenues disaggregated by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lumega-Z and supplements	$86,082	$62,698	$238,213	$178,610
VectorVision medical devices and supplies	208,148	-	469,834	-
	$294,230	$62,698	$708,047	$178,610

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures, which include stock compensation expense, are expensed as incurred and totaled $199,500 and $131,330 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	September 30,
	2018	2017
Warrants	2,521,348	2,983,666
Options	2,725,000	650,000
Estimated shares issuable upon conversion of convertible notes payable	-	31,250
Shares issuable upon conversion of convertible preferred stock	-	6,981,938
	5,246,348	10,646,854

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2016-02 is not currently expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 provides guidance on modifying the disclosure requirements on fair value measurements as part of the disclosure framework project. The guidance modifies, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removes, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. The guidance will be effective for the Company on January 1, 2020, including interim periods, with early adoption permitted. The adoption of ASU 2018-13 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

The following unaudited pro forma financial information gives effect to the Company’s acquisition of VectorVision as if the acquisition had occurred on January 1, 2017 and had been included in the Company’s consolidated statements of operations during the three and nine-month periods ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Pro forma net revenues	$198,496	$565,289
Pro forma net loss attributable to common shareholders	$(1,879,947)	$(3,705,586)
Pro forma net loss per share	$(0.07)	$(0.13)

4.	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$312,981	$133,354
Finished goods	68,287	21,376
	$381,268	$154,730

5.	Property and Equipment, net

Property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Leasehold improvements	$98,357	$98,357
Testing equipment	249,447	150,603
Furniture and fixtures	148,754	50,300
Computer equipment	47,476	16,464
Office equipment	8,193	8,193
	552,227	323,917
Less accumulated depreciation and amortization	(290,356)	(228,320)
	$261,871	$95,597

For the nine months ended September 30, 2018 and 2017, depreciation expense was $62,036 and $47,869, respectively, of which $23,854 and $22,044 were included in research and development expense, $7,242 and $0 were included in sales and marketing expense, and $30,940 and $25,825 were included in general and administrative expense, respectively.

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

ASC 350-30-20 defines a defensive intangible asset as an acquired intangible asset in a situation in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset. The Company determined that the acquired intangible asset met the definition of a defensive intangible asset. The Company accounted for the $50,000 payment as an acquired intangible asset as of the closing of the agreement. As the Company can renew the underlying rights to the IP Assets indefinitely at nominal cost, the assets have been classified as a non-amortizable intangible asset on the Company’s balance sheet at September 30, 2018. The Company will evaluate the status of the assets for impairment annually or more frequently if warranted.

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

Due to and from related parties represents unreimbursed expenses and compensation incurred on behalf of, and amounts loaned to the Company by, Michael Favish, the Company’s Chief Executive Officer, as well as other stockholders. The advances are unsecured, non-interest bearing and are due on demand. As of September 30, 2018 and December 31, 2017, the Company had $108,018 and $146,133, respectively, due to related parties.

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

Warrants

A summary of the Company’s warrant activity is as follows:

Shares
December 31, 2017	2,983,666
Granted	-
Forfeitures	-
Expirations	(316,318)
Exercised	(146,000)
September 30, 2018, all exercisable	2,521,348

In January 2018, an investor exercised warrants for 146,000 shares of common stock. The warrants were exercisable for $0.01 per share, and the Company received $1,460 in cash. The Company issued the shares and recorded the cash received as additional equity.

On April 30, 2018, The Company offered a one-month exercise period extension to stockholders who held warrants to purchase shares of common stock of the Company that were scheduled to expire on May 1, 2018. Pursuant to the terms of a Note and Warrant Purchase Agreement entered into by the Company and such holders, such warrants were issued upon the conversion of certain promissory notes into common stock on May 1, 2015. Four of the warrant holders did not extend their warrants, resulting in the expiration of 151,006 warrants on May 1, 2018. Six warrant holders extended the term of an aggregate of 403,085 warrants by one month to June 1, 2018. The exercise price of such warrants is $1.00 per share.

On May 31, 2018, the six warrant holders noted above were offered a further extension of the exercise period for their warrants. One holder did not extend, resulting in the expiration of 30,237 warrants on June 1, 2018. The Company and five warrant holders extended the term of an aggregate of 372,848 warrants. These warrants are now scheduled to expire on the earlier of (a) May 31, 2019 or (b) sixty days following the date on which the common stock of the Company becomes listed or approved for listing on a national securities exchange. The exercise price of such warrants remains unchanged at $1.00 per share, but cashless exercise provisions have been eliminated from such warrants.

On September 21, 2018, the Company extended warrants to purchase shares of common stock of the Company that were scheduled to expire at dates ranging from September 30, 2018 through January 25, 2019 held by two stockholders. Pursuant to the terms of a Promissory Note and Loan Agreements entered into by the Company and such holders, the warrants were originally issued as inducement to lend money to the Company. The warrant holders extended the expiration dates of an aggregate of 600,000 warrants. These warrants are now scheduled to expire on February 15, 2019. The exercise price of $0.25 per share and all other terms of the warrants remain unchanged.

Management applied the guidance in ASC 718 – Compensation-Stock Compensation which indicates that a modification to the terms of an award should be treated as an exchange of the original award for a new award with the resulting total compensation cost equal to the grant-date fair value of the original award plus the incremental value of the modification to the award. Under ASC 718, the calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified based on current circumstances. The Company recognized expense of $1,501,397 during the nine months ended September 30, 2018 relating to the extension of the exercise periods of the warrants based upon a Black-Scholes option-pricing model using stock prices of $1.15 and $1.80, volatility of 118% and 119%, and average risk-free rates of 2.61 and 2.89. The expense is reflected as Warrants - extension of expiration dates in the Company’s statements of operations.

As of September 30, 2018, the Company had an aggregate of 2,521,348 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $0.43, weighted average remaining life of 0.5 years and aggregate intrinsic value of $3,461,453, based upon a stock valuation of $1.80 per share. The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the warrants.

Stock Options

A summary of the Company’s stock option activity is as follows:

Shares
December 31, 2017	2,125,000
Granted	600,000
Forfeitures	-
Exercised	-
September 30, 2018, outstanding	2,725,000
September 30, 2018, exercisable	2,400,000

On September 30, 2017, the Company entered into a consulting agreement pursuant to which the Company granted a total of 1,250,000 common stock options. 650,000 of the options with a fair value of $486,070 vested immediately, and the remaining 600,000 options vested ratably over twelve months on a quarterly basis with compensation cost measured as the fair value at the end of each reporting period. The options are non-qualified, have an exercise price of $1.00 per share, and will expire 5 years from the grant date. As of December 31, 2017, the Company had recognized compensation cost of $658,383 relating to the vesting of 800,000 options. During the nine months ended September 30, 2018, the Company recognized stock compensation costs of $394,239 related to the vesting of 450,000 options based upon a graded vesting schedule. As of September 30, 2018, the 1,250,000 options were fully vested and exercisable.

On December 30, 2017, the Company entered into a consulting agreement pursuant to which the Company granted a total of 750,000 common stock options. 250,000 of the options with a fair value of $312,275 vested immediately, and the remaining 500,000 options vested ratably over six months on a quarterly basis with compensation cost measured as the fair value at the end of each reporting period, using a Black Scholes option-pricing model and a graded vesting schedule. The options are non-qualified, have an exercise price of $1.25 per share, and will expire 5 years from the grant date. During the nine months ended September 30, 2018, the Company recognized stock compensation costs of $413,877 related to the vesting of 500,000 options. As of September 30, 2018, the 750,000 options were fully vested and exercisable.

On January 26, 2018, the Company entered into an agreement with a consultant to develop products based on certain intellectual property owned by the Company (see Note 6). In conjunction with the consulting agreement, the Company granted a stock option to the consultant to purchase a total of 500,000 shares of the common stock of the Company. 250,000 shares of the option with a fair value of $287,500 vested immediately, 125,000 shares vest on December 31, 2018 and the remaining 125,000 shares vest on December 31, 2019 provided the consultant is still an active service provider. As of September 30, 2018, the 250,000 options that remain to vest were valued in total at $449,863 based upon a Black-Scholes option-pricing model. Compensation cost is measured as the fair value at the end of each reporting period and cost is amortized based upon a graded vesting schedule. The options are non-qualified, have an exercise price of $1.25 per share, and will expire 5 years from the grant date. During the nine months ended September 30, 2018, the Company recognized stock compensation costs of $529,323 related to the 500,000 options.

On July 25, 2018, the Company entered into an agreement with a consultant to develop products based on certain intellectual property owned by the Company. In conjunction with the consulting agreement, the Company granted a stock option to the consultant to purchase a total of 100,000 shares of the common stock of the Company. 25,000 shares of the option with a fair value of $44,994 vested immediately, while the remaining 75,000 shares vest on completion of certain performance conditions to the reasonable satisfaction of the Company. Specifically, 50,000 shares vest upon completion of design and construction of the AcQviz device, and the remaining 25,000 shares vest upon integration of the AcQviz send/receive functionality with vision testing software platform. As of September 30, 2018, the 75,000 options that remain to vest were valued in total at $134,983 based upon a Black-Scholes option-pricing model. As of September 30, 2018, the completion of all performance conditions was considered probable. Because completion of the performance conditions is considered probable, compensation cost is measured as the fair value at the end of each reporting period and cost is amortized based upon an accelerated attribution model using Management’s estimates of anticipated timing for completion of the conditions. The options are non-qualified, have an exercise price of $1.25 per share, and will expire 5 years from the grant date. During the nine months ended September 30, 2018, the Company recognized stock compensation costs of $67,783 related to the 100,000 options.

As of September 30, 2018, options were valued based upon the Black-Scholes option-pricing model, with a stock price of $1.80, volatility of 121%, and an average risk-free rate of 2.88%.

As of September 30, 2018, the Company had an aggregate of 325,000 remaining unvested options outstanding, with estimated fair value of $584,846. The Company remeasures unvested options for non-employees to fair value at the end of each reporting period. The aggregate intrinsic value of options outstanding as of September 30, 2018 was $1,823,750.

9.	Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed financial statements at September 30, 2018 with respect to such matters, including the matter noted below.

On or about July 26, 2017, the Company received a payment demand from a former consultant to the Company alleging that the consultant was owed approximately $192,000 for services rendered. On January 29, 2018, the Company filed a lawsuit against the consultant and its related entities in the United States District Court for the Southern District of California (Case No. 18CV200-W-KSC) seeking declaratory relief regarding advisory fees and ownership interest in the Company. On March 6, 2018, the consultant and its related entities filed counterclaims against the Company, seeking payment for services rendered and seeking declaratory relief regarding ownership interest in the Company. The parties subsequently settled the disputes in their entirety. The Case was dismissed with prejudice on August 29, 2018.

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

Overview

Guardion Health Sciences, Inc. (the “Company” or “we”) was formed in December 2009 in California as a limited liability company under the name P4L Health Sciences, LLC, and it subsequently changed its name to Guardion Health Sciences, LLC. On June 30, 2015, the Company converted from a California limited liability company to a Delaware corporation, changing its name to Guardion Health Sciences, Inc.

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

In September 2017, the Company, through its wholly-owned subsidiary VectorVision Ocular Health, Inc., acquired substantially all of the assets and certain liabilities of VectorVision, Inc., a company that specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study (“ETDRS”) visual acuity testing. VectorVision’s standardization system is designed to provide the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing for use by eye doctors in clinical trials, for real-world vision evaluation, and industrial vision testing. The acquisition expands the Company’s technical portfolio. The Company believes the acquisition of VectorVision, adding the CSV-1000 and ESV-3000 to its product portfolio, further establishes its position at the forefront of early detection, intervention and monitoring of a range of eye diseases.

The Company has had limited operations to date and has been primarily engaged in research and development, product commercialization and capital raising activities.

The Company invented a proprietary technology, embodied in the Company’s medical device, the MapcatSF® that accurately measures the macular pigment optical density (“MPOD”). On November 8, 2016, the United States Patent and Trademark Office (“USPTO”) issued patent number 9,486,136 for the MapcatSF invention. Using the MapcatSF to measure the MPOD allows one to monitor the increase in the density of the macular protective pigment after taking Lumega-Z. The MapcatSF is a non-mydriatic, non-invasive device that accurately measures the MPOD, the lens optical density and lens equivalent age, thereby creating an evidence-based protocol that is shared with the patient. A non-mydriatic device is one that does not require dilation of the pupil for it to function. The MapcatSF is the first medical device using a patented “single fixation” process and “automatic lens density correction” that produces accurate serialized data.

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

These patents serve as the basis for developing follow-on products to the CSV-1000, including the CSV-2000, in which the proprietary standardized contrast sensitivity test patterns can be presented to the patient using a computer monitor as opposed to the current calibrated backlit system. The Company also anticipates commercializing these proprietary methodologies for use with other types of vision tests so that other tests can be properly calibrated to adhere to recognized government vision test lighting standards.

Prior to the issuance of US Patent No. 9,486,136, the Company filed a continuation application, Patent Application 15/346,010, covering new embodiments around the MapcatSF® device. These new embodiments contain improvements related to the accuracy of intensity measurements made with the device, as well as updated features around photodiode detector calibrations.

Transcranial Doppler Solutions

In August 2018, the Company formed a wholly owned subsidiary, Transcranial Doppler Solutions, Inc. (“TDSI”), to further the Company’s position at the forefront of early detection, intervention and monitoring of a range of eye diseases.  TDSI will be dedicated to the pursuit of early predictors resulting in, the Company believes valuable therapeutic intervention for practitioners and their patients, and additional revenues stream generated from the testing and sale of Company products to appropriate customers.  TDSI will provide a service that makes TCD (as defined below) testing convenient by being in various medical facilities. A Transcranial Doppler ultrasound (“TCD”) has been accepted as a safe, non-invasive, and lower-cost technique that uses a low-frequency transducer probe to assess intracerebral blood flow, within the brain and to the eyes. Studies have shown the ability of TCD to predict stroke risks as well as other potential cardiovascular events. TCD also plays an important role in detecting changes in the ophthalmic artery blood flow, which is important to help evaluate the course of common eye disorders. Blood velocities and intensities can be measured using TCD, which provides an effective way to determine more accurately the state of pathology in early stages of common eye disorders such as glaucoma and other eye diseases that cause visual field defects.  Published medical resources indicate a strong relationship between ocular circulation and visual function in patients with glaucoma, diabetes, and macular disease, which are the three leading causes of acquired irreversible blindness throughout the world.  A TCD is also highly repeatable, the results of which provide an effective tool for ophthalmologists to treat their patients. Through the monitoring of blood flow in the intracranial vessels, including the ophthalmic artery, the TCD results will in turn provide an evidence-based protocol for Guardion’s medical foods, including the Company’s soon to be released new GlaucoCetin product. The Company is currently setting up the operations of TDSI and hopes to launch its services in upcoming quarters.

GlaucoCetin

The Company has developed a new medical food product, GlaucoCetin, which the Company believes is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells in patients with glaucoma. GlaucoCetin combines a unique set of ingredients, specifically designed to stop or potentially reverse the underlying cause of optic nerve loss, and ultimately vision loss, in patients with glaucoma. During the glaucomatous disease process, the metabolism for the optic nerve cells start to fail because of dysfunctional mitochondria. Mitochondria is responsible for energy production in these cells. When mitochondria are unable to function, the nerve cells do not have enough energy to operate, and they eventually die, causing vision loss.

The precursor formula of GlaucoCetin (previously known as GlaucoHealth) has been under development for many years and has been proven in clinical studies to reverse mitochondrial damage in glaucoma patients. In an IRB-approved, IND registered study conducted at the New York Eye and Ear Infirmary, GlaucoHealth reversed mitochondrial metabolic dysfunction as determined by the Retinal Metabolic Analyzer, which measures retinal flavoprotein activity, a direct measure of mitochondrial activity.

The Company’s GlaucoCetin product was developed in collaboration with Dr. Robert Ritch, a world-renowned glaucoma specialist from Manhattan Eye and Ear Infirmary and Mount Sinai Medical Center in New York City. Dr. Ritch has also been a member of the Company’s Medical Advisory Board for the past three years. The Company is preparing to launch GlaucoCetin in the fourth quarter of 2018.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $6,291,217 and utilized cash in operating activities of $3,287,940 during the nine months ended September 30, 2018. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, identifiable intangible assets, and goodwill for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of September 30, 2018 and December 31, 2017, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

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

Due to the availability of historical data from the Company’s recent preferred stock sales, Management used a valuation of $0.75 for accounting purposes during the third quarter of 2017. Management used a valuation of $1.80 for the nine months ended September 30, 2018. Management considered business and market factors affecting the Company during 2018, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that its valuations are appropriate for accounting purposes at September 30, 2018 and 2017, respectively.

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

Plan of Operations

General Overview

Based on the availability of sufficient funding, the Company intends to increase its commercialization activities and:

•	further the commercial production of the MapcatSF, starting with the manufacture of at least 15 new units for sale or lease;

•	expand the Company’s domestic sales and marketing efforts, which include revamping its web site and new promotional materials;

•	explore sales and marketing opportunities in foreign markets such as Asia and Europe;

•	increase production of Lumega-Z as is necessary to support the additional sales resulting from the deployment of additional MapcatSF units and increased marketing and promotional activity;

•	commence certain FDA electrical safety testing of the MapcatSF;

•	increase focus on intellectual property protection and strategy;

•	expand the sales and marketing of the VectorVision product line;

•	develop the TCDS business and operations; and
•	explore opportunities and channels to enter the expansive market opportunity in China for non-pharmacologic treatments of macular degeneration, glaucoma and diabetic retinopathy.

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

Results of Operations

In November 2017, the Company received gross proceeds of $5,000,001 pursuant to the issuance and sale of 4,347,827 shares of common stock. During 2018, the Company has deployed significant efforts and capital resources to focus on development and commercialization activities related to its medical foods, the MapcatSF® medical device, the VectorVision CSV-1000 and ESV-3000 medical devices, and its newly incorporated subsidiary, Transcranial Doppler Solutions, Inc., which was formed to provide Transcranial Doppler ultrasound services on patients at medical facilities to further the Company’s position at the forefront of early detection, intervention and monitoring of a range of eye diseases.

Substantial resources were devoted in 2018 to the redesign and improvement of the sales and marketing infrastructure. The Company now has dedicated sales personnel located in and responsible for key strategic sales territories in the United States. In conjunction with hiring sales staff, the Company procured equipment and supplies to support the sales staff and incurs travel expenses related to their sales activities. The Company developed an ecommerce platform and has upgraded and added new website access for products and information. The Company’s first targeted marketing campaign for Lumega-Z began in the second quarter of 2018. The Company also dedicated resources to attend certain trade shows to increase the presence of the Company and VectorVision in pertinent industries. Engineering and product development efforts in 2018 have resulted in the first group of commercially available upgraded MapcatSF® devices. The acquisition and development of intellectual property has enabled both the improvement of existing products and the development of new ones. Specifically, the Company believes that VectorVision’s CSV-2000, an upgraded, digital version of the CSV-1000 device, will contribute to the Company’s revenue beginning in 2019. Additionally, the development of the GlaucoCetin medical food product has led to an expected product launch in the fourth quarter of 2018. Once fully operational, the Company believes that the Transcranial Doppler subsidiary will provide ultrasound services for the monitoring of blood flow in intracranial vessels, which results the Company hopes will in turn provide an evidence-based protocol for the new GlaucoCetin medical food product.

Through September 30, 2018, the Company had limited operations and has primarily been engaged in product development, commercialization, and raising capital. The Company has incurred and will continue to incur significant expenditures for the development of its products and intellectual property, which includes both medical foods and medical diagnostic equipment for the treatment of various eye diseases. The Company had limited revenue during the nine-month periods ended September 30, 2018 and 2017. In the fourth quarter of 2017, the Company began recognizing product revenue from the sale of VectorVision products in addition to sales of its proprietary product, Lumega-Z.

Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
Revenue	$294,230	$62,698	$231,532	369%
Cost of goods sold	125,406	30,094	95,312	317%
Gross Profit	168,824	32,604	136,220	418%
Operating Expenses:
Research and development	4,793	105,561	(100,768)	(95)%
Sales and marketing	240,028	116,440	123,588	106%
General and administrative	1,064,645	1,392,524	(327,879)	(24)%
Total Operating Expenses	1,309,466	1,614,525	(305,059)	(19)%
Loss from Operations	(1,140,642)	(1,581,921)	441,279	(28)%
Other Expense:
Interest expense	545	2,462	(1,917)	(78)%
Warrants - extension of expiration dates	1,007,006	-	1,007,006	-%
Net Loss	$(2,148,193)	$(1,584,383)	$(563,810)	36%

Revenue

For the three months ended September 30, 2018, revenue from product sales was $294,230 compared to $62,698 for the three months ended September 30, 2017, resulting in an increase of $231,532 or 369%. The increase reflects both an increased customer base for Lumega-Z as the Company expands into new clinics and sales of VectorVision products. $86,082, or 29% of revenue in the third quarter of 2018 was generated by sales of Lumega-Z products, representing a 37% increase in Lumega-Z sales over the prior period. Management expects continued growth in prescribing clinics and Lumega-Z revenue going forward. As of September 30, 2018, the Company had a sales backlog of approximately $87,000 in VectorVision products that are expected to be delivered during the fourth quarter of 2018.

The following table presents the Company’s revenues disaggregated by product type:

	Three Months Ended September 30,
	2018	2017
Lumega-Z and supplements	$86,082	$62,698
VectorVision medical devices and supplies	208,148	-
	$294,230	$62,698

Cost of Goods Sold

For the three months ended September 30, 2018, cost of goods sold was $125,406 compared to $30,094 for the three months ended September 30, 2017, resulting in an increase of $95,312 or 317%. The increase reflects the additional sales recorded in 2018.

Gross Profit

For the three months ended September 30, 2018, gross profit was $168,824 compared to $32,604 for the three months ended September 30, 2017, resulting in an increase of $136,220 or 418%. The increase is primarily due to the sales of VectorVision products, which did not occur in the prior period.

Research and Development

For the three months ended September 30, 2018, research and development costs were $4,793 compared to $105,561 for the three months ended September 30, 2017, resulting in a decrease of $100,768 or 95%. The decrease was due to development costs associated with the Company’s MapcatSF® medical device that were incurred in the prior period.

Sales and Marketing

For the three months ended September 30, 2018, sales and marketing expenses were $240,028 compared to $116,440 for the three months ended September 30, 2017. The increase in sales and marketing expenses of $123,588 or 106% compared to the prior period was primarily due to increases for amortization expense and costs associated with trade shows.

General and Administrative

For the three months ended September 30, 2018, general and administrative expenses were $1,064,645 compared to $1,392,524 for the three months ended September 30, 2017. The decrease of $327,879 or 24% compared to the prior period was primarily due to a decrease in stock compensation expense during the current period. Legal and travel costs also decreased during the current period but were substantially offset by increases in labor and consulting.

Interest Expense

For the three months ended September 30, 2018, interest expense was $545 compared to $2,462 for the three months ended September 30, 2017. The decrease of $1,917, or 78%, was due to the repayment or conversion of promissory notes and convertible debt that had been outstanding during 2017.

Warrants – Extension of Expiration Dates

During September 2018, the Company extended warrants to purchase shares of common stock of the Company that were scheduled to expire at dates ranging from September 30, 2018 through January 25, 2019 held by two stockholders. The Company recognized expense of $1,007,006 relating to the extension of the exercise period of the warrants using a Black-Scholes option-pricing model to estimate fair value.

Net Loss

For the three months ended September 30, 2018, the Company incurred a net loss of $2,148,193, compared to a net loss of $1,584,383 for the three months ended September 30, 2017. The increase in net loss of $563,810 or 36% compared to the prior year period was due to the $1,007,006 non-cash expense related to the extension of warrant expiration dates, partially offset by a $320,000 decrease in stock compensation expense decrease as well as reduced development costs associated with the Company’s MapcatSF® medical device.

Comparison of Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change
Revenue	$708,047	$178,610	$529,437	296%
Cost of goods sold	292,461	82,420	210,041	255%
Gross Profit	415,586	96,190	319,396	332%
Operating Expenses:
Research and development	199,500	131,330	68,170	52%
Sales and marketing	1,224,491	294,774	929,717	315%
General and administrative	3,779,325	2,758,331	1,020,994	37%
Total Operating Expenses	5,203,316	3,184,435	2,018,881	63%
Loss from Operations	(4,787,730)	(3,088,245)	(1,699,485)	55%
Other Expense:
Interest expense	2,090	20,817	(18,727)	(90)%
Warrants - extension of expiration dates	1,501,397	-	1,501,397	-%
Net Loss	$(6,291,217)	$(3,109,062)	$(3,182,155)	102%

Revenue

For the nine months ended September 30, 2018, revenue from product sales was $708,047 compared to $178,610 for the nine months ended September 30, 2017, resulting in an increase of $529,437 or 296%. The increase reflects both an increased customer base for Lumega-Z as the Company expands into new clinics and sales of VectorVision products. $238,213, or 34% of revenue in 2018 was generated by sales of Lumega-Z products, representing a 33% increase in Lumega-Z sales over the prior period. Management expects continued growth in prescribing clinics and Lumega-Z revenue going forward. As of September 30, 2018, the Company had a sales backlog of approximately $87,000 in VectorVision products that are expected to be delivered during the fourth quarter of 2018.

The following table presents the Company’s revenues disaggregated by product type:

	Nine Months Ended September 30,
	2018	2017
Lumega-Z and supplements	$238,213	$178,610
VectorVision medical devices and supplies	469,834	-
	$708,047	$178,610

Cost of Goods Sold

For the nine months ended September 30, 2018, cost of goods sold was $292,461 compared to $82,420 for the nine months ended September 30, 2017, resulting in an increase of $210,041 or 255%. The increase reflects the additional sales recorded in 2018.

Gross Profit

For the nine months ended September 30, 2018, gross profit was $415,586 compared to $96,190 for the nine months ended September 30, 2017, resulting in an increase of $319,396 or 332%. The increase is primarily due to the sales of VectorVision products, which did not occur in the prior period.

Research and Development

For the nine months ended September 30, 2018, research and development costs were $199,500 compared to $131,330 for the nine months ended September 30, 2017, resulting in an increase of $68,170 or 52%. The increase was due to engineering development costs associated with the Company’s MapcatSF® medical device during the first quarter of 2018.

Sales and Marketing

For the nine months ended September 30, 2018, sales and marketing expenses were $1,224,491 compared to $294,774 for the nine months ended September 30, 2017. The increase in sales and marketing expenses of $929,717 or 315% compared to the prior period was primarily due to costs associated with engagement of a third party contract sales organization, increased amortization expense, and increased costs associated with trade shows and marketing.

General and Administrative

For the nine months ended September 30, 2018, general and administrative expenses were $3,779,325 compared to $2,758,331 for the nine months ended September 30, 2017. The increase of $1,020,994 or 37% compared to the prior period was primarily due to increased labor costs related to new employees, benefits expenses, and the inclusion of the VectorVision employees in our consolidated financials. Stock compensation and professional services costs also increased during the period.

Interest Expense

For the nine months ended September 30, 2018, interest expense was $2,090 compared to $20,817 for the nine months ended September 30, 2017. The decrease of $18,727, or 90%, was due to the repayment or conversion of promissory notes and convertible debt that had been outstanding during 2017.

Warrants – Extension of Expiration Dates

During April, May and September of 2018, the Company and certain stockholders who held warrants to purchase shares of common stock of the Company that were scheduled to expire at various dates in 2018 and early 2019 extended the termination dates of such warrants. The Company recognized expense of $1,501,397 relating to the extension of the exercise period of the warrants using a Black-Scholes option-pricing model to estimate fair value.

Net Loss

For the nine months ended September 30, 2018, the Company incurred a net loss of $6,291,217, compared to a net loss of $3,109,062 for the nine months ended September 30, 2017. The increase in net loss of $3,182,155 or 102% compared to the prior year period was due to the non-cash expenses related to stock compensation, amortization expense, and to the extension of warrant expiration dates, as well as to the increased costs associated with the sales team, professional services, marketing and promotional activities, trade show visibility, and the internal labor force. Expenses were offset in part by increased revenue and gross profit.

Liquidity and Capital Resources

Since its formation in 2009, the Company has devoted substantial effort and capital resources to the development and commercialization activities related to its lead product Lumega-Z and its MapcatSF medical device. As a result of these and other activities, the Company utilized cash in operating activities of $3,287,940 during the nine months ended September 30, 2018. The Company had positive working capital of $1,140,233 at September 30, 2018 due primarily to the sale of its common stock in November 2017. As of September 30, 2018, the Company had cash in the amount of $1,101,790 and no available borrowings. The Company’s financing has historically come from the issuance of convertible notes, promissory notes and from the sale of common and preferred stock and exercise of warrants.

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

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(3,287,940)	$(1,914,745)
Net cash used in investing activities	(278,311)	(20,308)
Net cash (used in) provided by financing activities	(67,189)	3,142,288
Net (decrease) increase in cash	$(3,633,440)	$1,207,235

Operating Activities

Net cash used in operating activities was $3,287,940 during the nine months ended September 30, 2018, versus $1,914,745 used during the comparable prior year period. The increase in 2018 was due primarily to higher sales, marketing, professional services, and labor costs.

Investing Activities

Net cash used in investing activities was $278,311 for the nine months ended September 30, 2018 and $20,308 for the nine months ended September 30, 2017. In January 2018, we acquired the rights to a trademark portfolio for $50,000. In addition, we purchased a trade show booth in February and have invested in MapCat equipment and internal-use software development.

Financing Activities

Net cash used in financing activities was $67,189 for the nine months ended September 30, 2018 was due to the Company payoff of a $30,535 line of credit balance that had been assumed from the VectorVision transaction as well as payment of 38,114 due to related parties. Financing activities for the comparable prior year period provided proceeds of $100,000 from the issuance of short-term loans, offset by payments of principal and interest on loans of $124,000, $3,105,000 in proceeds from the issuance of Series B Preferred Stock, and an increase of $61,288 in amounts due to related parties.

Off-Balance Sheet Arrangements

At September 30, 2018 and December 31, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the third quarter ended in 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at September 30, 2018 with respect to such matters, including the matter noted below.

On or about July 26, 2017, the Company received a payment demand from a former consultant to the Company alleging that the consultant is owed approximately $192,000 for services rendered. The parties settled the disputes in their entirety and the case was dismissed with prejudice on August 29, 2018.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 26, 2018, the Company entered into an agreement with a consultant to develop products based on certain intellectual property owned by the Company (see Note 6). In conjunction with the consulting agreement, the Company granted a stock option to the consultant to purchase a total of 500,000 shares of the common stock of the Company. 250,000 shares of the option with a fair value of $287,500 vested immediately, 125,000 shares vest on December 31, 2018 and the remaining 125,000 shares vest on December 31, 2019 provided the consultant is still an active service provider. As of September 30, 2018, the 250,000 options that remain to vest were valued in total at $449,863 based upon a Black-Scholes option-pricing model. Compensation cost is measured as the fair value at the end of each reporting period and cost is amortized based upon a graded vesting schedule. The options are non-qualified, have an exercise price of $1.25 per share, and will expire 5 years from the grant date. During the nine months ended September 30, 2018, the Company recognized stock compensation costs of $529,323 related to the 500,000 options.

On July 25, 2018, the Company entered into an agreement with a consultant to develop products based on certain intellectual property owned by the Company. In conjunction with the consulting agreement, the Company granted a stock option to the consultant to purchase a total of 100,000 shares of the common stock of the Company. 25,000 shares of the option with a fair value of $44,994 vested immediately, while the remaining 75,000 shares vest on completion of certain performance conditions to the reasonable satisfaction of the Company. Specifically, 50,000 shares vest upon completion of design and construction of the AcQviz device, and the remaining 25,000 shares vest upon integration of the AcQviz send/receive functionality with vision testing software platform. As of September 30, 2018, the 75,000 options that remain to vest were valued in total at $134,983 based upon a Black-Scholes option-pricing model. As of September 30, 2018, the completion of all performance conditions was considered probable. Because completion of the performance conditions is considered probable, compensation cost is measured as the fair value at the end of each reporting period and cost is amortized based upon an accelerated attribution model using Management’s estimates of anticipated timing for completion of the conditions. The options are non-qualified, have an exercise price of $1.25 per share, and will expire 5 years from the grant date. During the nine months ended September 30, 2018, the Company recognized stock compensation costs of $67,784 related to the 100,000 options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2018.

Signature	Title	Date

/s/ Michael Favish	CEO, President and	November 14, 2018
Michael Favish	Chairman of the Board (Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting Officer	November 14, 2018
John Townsend	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

*	A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

