Form 10-Q
period 2019-03-31
Guardion Health Sciences, Inc.
filed 2019-05-10
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GHSI	The NASDAQ Stock Market, LLC

As of May 3, 2019, there were 22,491,264 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding. The Company’s common stock began trading on the NASDAQ Capital Market on April 5, 2019, under the symbol “GHSI.”

On January 30, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effectuate a one-for-two (1:2) reverse stock split (the “Reverse Stock Split”) of its common stock without any change to its par value. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding common stock, stock options, and warrants as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future predictions, including events or predictions relating to the Company’s future financial performance, and are based on current expectations, estimates, forecasts and projections about the Company, its future performance, its beliefs and management’s assumptions. They are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “feel,” “confident,” “estimate,” “intend,” “predict,” “forecast,” “potential” or “continue” or the negative of such terms or other variations on these words or comparable terminology. These statements involve unknown risks and uncertainties that may individually or materially impact the matters discussed herein for a variety of reasons that are outside the control of the Company, including, but not limited to, the Company’s ability to raise sufficient financing to implement its business plan and its ability to successfully develop and commercialize its proprietary products and technologies. Readers are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ materially from those described in the forward-looking statements contained herein. Readers are urged to read the risk factors set forth in the Company’s recent filings with the U. S. Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in other documents the Company files with the SEC from time to time. These filings are available at the SEC’s website (www.sec.gov). The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, in each case, except to the extent required by applicable law.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company will not update or revise the forward-looking statements except to the extent required by applicable law.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets
Cash	$174,298	$670,948
Accounts receivable	15,086	28,203
Inventories	303,819	357,997
Prepaid expenses	51,161	47,773

Total current assets	544,364	1,104,921

Deposits	11,751	11,751
Property and equipment, net	265,176	274,804
Right of use asset, net	626,667	-
Deferred offering costs	557,000	270,000
Intangible assets, net	402,445	456,104
Goodwill	1,563,520	1,563,520

Total assets	$3,970,923	$3,681,100

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$829,040	$413,925
Accrued expenses and deferred rent	65,000	81,412
Derivative warrant liability	436,034	-
Lease liability – current	121,546	-
Convertible notes payable	17,024	-
Notes payable	100,548	-
Total current liabilities	1,569,192	495,337

Lease liability – long term	513,585	-

Total liabilities	2,082,777	495,337

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 20,856,611 and 20,564,328 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	20,857	20,564
Additional paid-in capital	37,885,751	37,798,562
Accumulated deficit	(36,018,462)	(34,633,363)

Total stockholders’ equity	1,888,146	3,185,763

Total liabilities and stockholders’ equity	$3,970,923	$3,681,100

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue
Medical foods	$99,934	$72,138
Vision testing diagnostics	142,604	120,902
Total Revenue	242,538	193,040

Cost of goods sold
Medical foods	38,272	32,188
Vision testing diagnostics	55,220	47,090
Total Cost of goods sold	93,492	79,278

Gross profit	149,046	113,762

Operating expenses
Research and development	29,028	159,588
Sales and marketing	353,537	605,990
General and administrative	947,974	1,680,810

Total operating expenses	1,330,539	2,446,388

Loss from operations	(1,181,493)	(2,332,626)

Other expenses:
Interest expense	17,572	835
Fair value of warrants	186,034	-

Total other expenses	203,606	835

Net loss	$(1,385,099)	$(2,333,461)

Net loss per common share – basic and diluted	$(0.07)	$(0.12)
Weighted average common shares outstanding – basic and diluted	20,709,469	20,157,461

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	Three Months Ended March 31, 2019
Balance at December 31, 2018	20,564,328	$20,564	$37,798,562	$(34,633,363)	$3,185,763
Fair value of vested stock options	-	-	56,232	-	56,232
Issuance of common stock – warrant exercises	292,283	293	30,957	-	31,250
Net loss	-	-	-	(1,385,099)	(1,385,099)
Balance at March 31, 2019	20,856,611	$20,857	$37,885,751	$(36,018,462)	$1,888,146

	Three Months Ended March 31, 2018
Balance at December 31, 2017	20,091,761	$20,092	$33,716,140	$(26,865,956)	$6,870,276
Fair value of vested stock options	-	-	777,513	-	777,513
Issuance of common stock – warrant exercises	73,000	73	1,387	-	1,460
Net loss	-	-	-	(2,333,461)	(2,333,461)
Balance at March 31, 2018	20,164,761	$20,165	$34,495,040	$(29,199,417)	$5,315,788

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(1,385,099)	$(2,333,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,102	73,022
Amortization of debt discount	16,545	-
Amortization of lease right	30,502	-
Accrued interest expense included in notes payable	1,027	-
Stock-based compensation	56,231	777,513
Fair value of warrants – derivative liability	186,034	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	13,116	15,345
Inventories	54,178	(28,188)
Deposits and prepaid expenses	(3,388)	2,486
Lease liability	(28,088)	-
Increase (decrease) in -
Accounts payable and accrued expenses	415,118	135,324
Accrued and deferred rent costs	(10,363)	4,429

Net cash used in operating activities	(586,085)	(1,353,530)

Investing Activities
Purchase of property and equipment	(4,815)	(95,111)
Purchase of intellectual property	-	(50,000)

Net cash used in investing activities	(4,815)	(145,111)

Financing Activities
Proceeds from issuance of convertible notes	250,000	-
Proceeds from issuance of promissory notes	100,000	-
Payments on line of credit	-	(30,535)
Proceeds from exercise of warrants	31,250	1,460
Deferred financing costs of IPO	(287,000)	-
Decrease in due to related parties	-	(9,165)

Net cash provided by (used in) financing activities	94,250	(38,240)

Cash:
Net decrease	(496,650)	(1,536,881)
Balance at beginning of period	670,948	4,735,230
Balance at end of period	$174,298	$3,198,349

Supplemental disclosure of cash flow information:
Cash paid for-
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Fair value of warrants issued in connection with convertible notes	$436,034	$-
Recording of lease asset and liability upon adoption of ASU 2016-02	$663,218	-

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2019 and 2018

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

On September 29, 2017, the Company, through its wholly owned subsidiary VectorVision Ocular Health, Inc. (“VectorVision”), completed its acquisition of substantially all of the assets and certain liabilities of VectorVision, Inc. (an Ohio corporation), a company that specialized in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study (“ETDRS”) visual acuity testing. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing. The acquisition expands the Company’s technical portfolio. CSV-1000 and CSV-3000 instruments offer auto-calibrated tests to ensure correct testing luminance and contrast levels for consistent, highly accurate and repeatable results. Recently issued patents the Company received for continuously calibrating the light source will be incorporated into the new CSV-2000, in which the proprietary standardized contrast sensitivity test patterns can be presented to the patient using a computer monitor as opposed to the current calibrated backlit system.

In August 2018, the Company created a wholly owned subsidiary, Transcranial Doppler Solutions, Inc. (“TDSI”). TDSI is dedicated to the pursuit of early predictors resulting in, the Company believes, valuable therapeutic intervention for practitioners and their patients, and additional revenue streams generated from the testing and sale of Company products to appropriate customers. The Company has established operations with selected clinics and is focusing on expanding its client base.

In November 2018, the Company launched a new medical food product, GlaucoCetinTM, which the Company believes is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells and improve blood flow in the ophthalmic artery in patients with glaucoma.

On April 9, 2019, the Company closed its initial public offering (the “IPO”) of 1,250,000 shares of common stock, par value $0.001 per share, at an IPO price to the public of $4.00 per share. The shares began trading on the NASDAQ Capital Market on April 5, 2019 under the symbol “GHSI.”

The Company has had limited operations to date and has been primarily engaged in research and development, product commercialization and capital raising activities.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $1,385,099 and utilized cash in operating activities of $586,085 during the three months ended March 31, 2019. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued.

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

The Company will continue to incur significant expenses for commercialization activities related to its medical foods, the MapcatSF medical device, VectorVision diagnostic equipment, the TDSI business and with respect to efforts to continue to build the Company’s infrastructure. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of products other than Lumega-Z and the MapcatSF. Subsequent to March 31, 2019, the Company completed the IPO, resulting in net cash proceeds of $3,945,000 to the Company. The Company is seeking to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

Reverse Stock Split

On January 30, 2019, following stockholder and Board approval, the Company filed a Certificate of Amendment to its Amended Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate a one-for-two (1:2) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value. The Amendment became effective on the filing date. The number of shares authorized for common and preferred stock were not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share. Proportional adjustments for the Reverse Stock Split were made to all share and per share amounts as if the split occurred at the beginning of the earliest period presented.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

Certain prior period amounts have been reclassified to conform to current period presentation. Such amounts consist of operating segment disclosures, whereby revenue and cost of goods sold have been broken out on the Consolidated Statements of Operations to conform with the Company’s two reportable business segments as of March 31, 2019.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, identifiable intangible assets, and goodwill for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of March 31, 2019 and December 31, 2018, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to the IPO. These deferred offering costs will be charged against the gross proceeds received during the appropriate period.

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

The following table presents the Company’s revenues disaggregated by segment:

	Three Months Ended March 31,
	2019	2018
Medical foods	$99,934	$72,138
Vision testing diagnostics	142,604	120,902
	$242,538	$193,040

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures, which include stock compensation expense, are expensed as incurred and totaled $29,028 and $159,588 for the three months ended March 31, 2019 and 2018, respectively.

Patent Costs

The Company is the owner of three issued domestic patents, two pending domestic patent applications, one issued foreign patent in Europe, and three foreign patent applications in Canada, Europe and Hong Kong. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs, including patent-related legal fees, filing fees and internally generated costs, are expensed as incurred. During the three months ended March 31, 2019 and 2018, patent costs were $26,025 and $12,474, respectively, and are included in general and administrative costs in the statements of operations.

Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASU 2016-02 (ASC 842), Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $626,667, lease liabilities for operating leases of $635,131, and a zero cumulative-effect adjustment to accumulated deficit. See Note 8 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, and employees, which include grants of employee stock options, are recognized in the financial statements based on their fair values in accordance with Topic 718. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date and the estimated volatility of the common stock over the term of the equity award.

In prior periods, the Company accounted for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company recognizes the fair value of stock-based compensation within its statements of operations with classification depending on the nature of the services rendered. The adoption of the new standard had no cumulative effect on previously reported amounts.

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

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	March 31,
	2019	2018
Warrants	896,712	1,418,836
Options	1,362,500	1,312,500
	2,259,212	2,731,336

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

In September 2017, the Company, through its wholly-owned subsidiary VectorVision Ocular Health, Inc., acquired substantially all of the assets and certain liabilities of VectorVision, Inc., a company that specialized in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study (“ETDRS”) visual acuity testing. In August 2018, the Company created a wholly owned subsidiary, Transcranial Doppler Solutions, Inc. (“TDSI”). The Company has established TDSI operations with selected clinics and is focusing on expanding its client base.

Although all of the Company’s products and services target the early detection, intervention and monitoring of a range of eye diseases, the addition of potential new products or services as the Company grows requires management to periodically reevaluate its reporting structure. As sales of our medical food as well as sales of VectorVision products grow, there is an increased need for the CODM to evaluate revenue and gross profit on a product line or group basis for purposes of resource allocation. As of March 31, 2019, the TDSI subsidiary does not meet the required quantitative criteria to be considered a reportable operating segment. Additionally, TDSI does not share similar economic characteristics or a majority of the aggregation criteria set forth in ASC 280, and therefore is included in “Corporate” below. As of December 31, 2018, based on anticipated growth and the expanding diversity of product and service offerings by the Company, Management has concluded that results should be reported in two operating segments: Medical Foods and Vision Testing Diagnostics. The following tables set forth our results of operations by segment (expenses allocated to Corporate consist of non-cash stock compensation expense, depreciation and amortization, and corporate legal fees):

	For the Three Months Ended March 31, 2019
	Corporate	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$-	$99,934	$142,604	$242,538

Cost of goods sold	-	38,272	55,220	93,492

Gross profit	-	61,662	87,384	149,046

Operating expenses	334,775	884,701	111,063	1,330,539

Loss from operations	$(334,775)	$(823,039)	$(23,679)	$(1,181,493)

	For the Three Months Ended March 31, 2018
	Corporate	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$-	$72,138	$120,902	$193,040

Cost of goods sold	-	32,188	47,090	79,278

Gross profit	-	39,950	73,812	113,762

Operating expenses	1,073,400	1,320,627	52,361	2,446,388

Loss from operations	$(1,073,400)	$(1,280,677)	$21,451	$(2,332,626)

The following tables set forth our total assets by segment. Intersegment balances and transactions have been removed:

	As of March 31, 2019
	Corporate	Medical Foods	Vision Testing Diagnostics	Total
Current assets
Cash	$-	$164,914	$9,384	$174,298
Inventories	-	170,554	133,265	303,819
Other	-	46,950	19,297	66,247
Total current assets	-	382,418	161,946	544,364

Right to use asset	626,667	-	-	626,667
Property and equipment, net	-	255,313	9,863	265,176
Deferred offering	557,000	-	-	557,000
Intangible assets, net	402,445	-	-	402,445
Goodwill	1,563,520	-	-	1,563,520
Other	-	11,751	-	11,751

Total assets	$3,149,632	$649,482	$171,809	$3,970,923

	As of December 31, 2018
	Corporate	Medical Foods	Vision Testing Diagnostics	Total
Current assets
Cash	$-	$552,613	$118,335	$670,948
Inventories	-	235,957	122,040	357,997
Other	-	44,110	31,866	75,976
Total current assets	-	832,680	272,241	1,104,921

Property and equipment, net	-	264,178	10,626	274,804
Deferred offering	270,000	-	-	270,000
Intangible assets, net	456,104	-	-	456,104
Goodwill	1,563,520	-	-	1,563,520
Other	-	11,751	-	11,751

Total assets	$2,289,624	$1,108,609	$282,867	$3,681,100

4.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$236,005	$282,574
Finished goods	67,814	75,423
	$303,819	$357,997

5.	Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
Leasehold improvements	$98,357	$98,357
Testing equipment	249,447	249,447
Furniture and fixtures	168,002	163,186
Computer equipment	64,976	64,976
Office equipment	8,193	8,193
	588,975	584,159
Less accumulated depreciation and amortization	(323,799)	(309,355)
	$265,176	$274,804

For the three months ended March 31, 2019 and 2018, depreciation and amortization expense was $14,444 and $19,363, respectively, of which $0 and $7,325 was included in research and development expense, $9,108 and $1,500 was included in sales and marketing expense, and $5,335 and $10,333 was included in general and administrative expense, respectively.

6.	Intangible Assets

The Company’s intangible assets, including finite-lived intangible assets and $50,000 of non-amortizable purchased intellectual property, consisted of the following:

	March 31,	December 31,
	2019	2018
Customer relationships	$430,700	$430,700
Technology	161,100	161,100
Trade Names	115,600	115,600
Noncompetition	17,000	17,000
	724,400	724,400
Less accumulated amortization	(321,955)	(268,296)
	$402,445	$456,104

The Company’s amortization expense on its finite-lived intangible assets was $53,659 and $53,659 for the three months ended March 31, 2019 and 2018, respectively.

The Company estimates future amortization expense on its finite-lived intangible assets as of March 31, 2019 to be as follows:

For Years Ended December 31,
2019	$160,978
2020	165,320
2021	16,307
2022	9,840
$352,445

7.	Promissory Notes

Promissory Note

On March 12, 2019, the Company issued a promissory note with principal in the amount of $100,000, simple interest of 10% annually, and with a maturity date of June 10, 2019.

Convertible Notes and Related Warrants

The Company’s convertible notes payable consisted of the following:

	March 31,	December 31,
	2019	2018
Convertible notes	$250,000	$-
Accrued interest	479	-
Debt discount	(233,455)	-
Net	$17,024	$-

On March 15, 2019, the Company issued a convertible note with principal in the amount of $100,000, simple interest of 5% annually, and with a maturity date of September 30, 2019. In addition, on March 20, 2019, the Company issued a convertible note with principal in the amount of $150,000, simple interest of 5% annually, and with a maturity date of September 30, 2019. As of March 31, 2019, convertible notes with a principal balance of $250,000 and accrued interest of $479 were outstanding.

The convertible notes (principal and accrued interest) were mandatorily convertible upon the consummation of the IPO. Concurrent with the issuance of the notes, the Company issued warrants to both note holders equal to the number of shares of common stock that the holders receive in connection with the converted notes. The per share exercise price of the warrants was set at 125% of the conversion price of the notes, defined in the note agreements, as the lower of (a) 75% of the price per share of common stock of the IPO or (b) $2.30.

Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019. The aggregate fair value of the warrants was calculated as $436,034 based on a probability effected Black-Scholes option pricing model with a stock price of $4.00, volatility of 138%, and risk-free rates ranging from 2.34% - 2.39%. At March 31, 2019, the Company estimated that the issuance of 109,038 warrants with an exercise price of $2.88 per share would correspond to the number of shares of common stock that the holders would receive in connection with the completion of the IPO (the IPO was completed on April 9, 2019). The Company recognized a debt discount of $250,000 equal to the face amount of the convertible notes and recorded a financing cost equal to the difference between the fair value of the warrants and the debt discount. The financing cost of $186,034 is shown as fair value of warrants on the accompanying statement of operations for the three months ended March 31, 2019.

The company recorded amortization expense related to the debt discount of $16,545 during the three months ended March 31, 2019. As of March 31, 2019, the unamortized debt discount was $233,455.

8.	Lease Liabilities

In October 2012, the Company entered into a lease agreement for 9,605 square feet of office and warehouse space commencing March 1, 2013. Upon entering into the agreement, the Company paid a deposit of $47,449, of which $36,979 represented prepaid rent. As of March 31, 2019, $10,470 remained on deposit under the lease agreement. The lease (“Lease 1”) was renewed for an additional five years in 2018. As of March 31, 2019, remaining average monthly lease payments under the amended lease agreement were $12,863 through July 2023.

In connection with the VectorVision acquisition on September 29, 2017, the Company assumed a lease agreement for 5,000 square feet of office and warehouse space which commenced on October 1, 2017. The lease (“Lease 2”) was renewed for an additional 65 months. As of March 31, 2019, remaining average monthly lease payments are $1,832 through February 2023.

In accounting for the leases, the Company adopted ASU 2016-02 - Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the leases as operating leases and determined that the fair value of Lease 1 at the inception of the lease was $625,778 using a discount rate of 8.0%. the fair value of Lease 2 at the inception of the lease was $100,742 using a discount rate of 8%. During the three months ended March 31, 2019, the Company made combined payments on both leases of $41,166 towards the lease liabilities. As of March 31, 2019 and December 31, 2018, the lease liability for Lease 1 was $561,623 and $586,082, respectively, and the lease liability for Lease 2 was $73,508 and $77,137, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Combined rent expense for both leases for the three months ended March 31, 2019 and 2018 was $43,581 and $5,336, respectively. During the three months ended March 31, 2019 and 2018, the Company reflected amortization of right of use asset of $30,502 and $3,543 related to the leases, respectively, resulting in a net asset balance of $626,667 as of March 31, 2019.

9.	Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at March 31, 2019 with respect to such matters.

10.	Stockholders’ Equity (Deficit)

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2018	1,230,674	0.71	0.29
Granted	109,038	0.35	0.60
Forfeitures	-	-	-
Expirations	(70,500)	(0.11)	-
Exercised	(372,500)	(0.24)	-
March 31, 2019, all exercisable	896,712	$1.19	0.79

The exercise prices of warrants outstanding and exercisable as of March 31, 2019 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
536,250	$0.50
5,000	1.00
30,000	1.50
216,424	2.00
109,038	2.88
896,712

In February and March 2019, investors net exercised a total of 310,000 warrants for 231,740 shares of common stock on a cashless basis.

In February 2019, an investor exercised warrants for 62,500 shares of common stock. The warrants were exercisable for $0.50 per share, and the Company received $31,250 in cash.

In March 2019, the Company issued 109,038 warrants with an exercise price of $2.88 per share to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019).

As of March 31, 2019, the Company had an aggregate of 896,712 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $1.19, weighted average remaining life of 0.8 years and aggregate intrinsic value of $2,522,391, based upon a stock valuation of $4.00 per share. The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the warrants.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2018	1,362,500	2.26	3.78
Granted	-	-	-
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
March 31, 2019, outstanding	1,362,500	$2.26	3.53
March 31, 2019, exercisable	1,287,500	$2.24	3.67

The exercise prices of options outstanding and exercisable as of March 31, 2019 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
625,000	625,000	$2.00
62,500	62,500	2.30
675,000	600,000	2.50
1,362,500	1,287,500

As of March 31, 2019, options were valued based upon the Black-Scholes option-pricing model, with a stock price of $4.00, volatility of 138%, and an average risk-free rate of 2.21%.

During the three months ended March 31, 2019 and 2018, we recognized aggregate stock-compensation expense of $56,232 and $777,513, respectively, based upon stock prices ranging from $2.30 to $4.00 per share, all of which was recorded in general and administrative expense.

As of March 31, 2019, the Company had an aggregate of 75,000 remaining unvested options outstanding, with a total estimated fair value of $138,516, weighted average exercise price of $2.50, and weighted average remaining life of 2.8 years. The Company remeasures unvested options for non-employees to fair value at the end of each reporting period. The aggregate intrinsic value of options outstanding as of March 31, 2019 was $2,368,750.

11.	Related Party Transactions

During the three months ended March 31, 2019 and March 31, 2018, the Company incurred and paid $75,000 and 68,750, respectively, of salary expense to our CEO, Michael Favish.

12.	Subsequent Events

On April 9, 2019, the Company closed the IPO and issued 1,250,000 shares of its common stock at a public offering price of $4.00 per share for total gross proceeds of $5.0 million, resulting in net proceeds to the Company of $3,945,000 after deducting underwriting discounts and commissions and other offering costs and expenses payable by Guardion. The shares began trading on the Nasdaq Capital Market on April 5, 2019, under the symbol “GHSI.” In connection with the IPO, the convertible promissory notes previously issued on March 15, 2019 and March 20, 2019 were automatically converted into 109,038 shares of common stock based on a conversion price of $2.30 per share.

The following table sets forth the Company’s cash, debt and derivative liabilities, and stockholders’ equity as of March 31, 2019 on:

● an actual basis; and

● a pro forma basis giving effect to (i) the issuance of 109,038 shares of common stock to be issued upon the mandatory conversion of the principal amount and accrued interest of the convertible promissory notes issued in March 2019, (ii) the extinguishment of the corresponding derivative liability, and (iii) the sale and issuance by the Company of 1,250,000 shares of common stock in this offering at the public offering price of $4.00 per share, resulting in net proceeds to the Company of $3,945,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

	As of March 31, 2019
	Actual	Pro Forma
Cash and cash equivalents	$174,298	$4,119,298
Other current assets	370,066	370,066
Non-current assets	3,426,559	3,426,559
Total assets	$3,970,923	$7,915,923

Derivative warrant liability	$436,034	$-
Convertible notes payable	17,024	-
Other current liabilities	1,116,134	1,116,134
Lease liability – long term	513,585	513,585
Total liabilities	2,082,777	1,629,719

Stockholders’ equity:
Common stock	20,857	22,216
Additional paid-in capital	37,885,751	42,282,450
Accumulated deficit	(36,018,462)	(36,018,462)
Total stockholders’ equity	1,888,146	6,286,204
Total liabilities and stockholders’ equity	$3,970,923	$7,915,923

On April 11, 2019, the Company repaid its promissory note previously issued on March 12, 2019, for a total of $100,849 including accrued interest.

On April 12, 2019, an investor exercised warrants for 26,250 shares of common stock. The warrants were exercisable for $0.50 per share, and the Company received $13,125 in cash.

On April 5 and 17, 2019, investors exercised a total of 275,000 warrants on a cashless basis resulting in the issuance of 229,365 shares of common stock. The warrants were exercisable for $0.50 and $2.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation of Information

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc. unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this report and our audited financing statements for the year ended December 31, 2018, and the notes thereto, which are set forth in the 2018 Form 10-K. All dollar amounts refer to U.S. dollars unless otherwise indicated.

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

In September 2017, the Company, through its wholly-owned subsidiary VectorVision Ocular Health, Inc. (“VectorVision”), acquired substantially all of the assets and certain liabilities of VectorVision, Inc., a company that specialized in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study (“ETDRS”) visual acuity testing. VectorVision’s standardization system is designed to provide the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing for use by eye doctors in clinical trials, for real-world vision evaluation, and industrial vision testing. The acquisition expanded the Company’s technical portfolio. CSV-1000 and CSV-3000 instruments offer auto-calibrated tests to ensure correct testing luminance and contrast levels for consistent, highly accurate and repeatable results. Recently issued patents the Company received for continuously calibrating the light source will be incorporated into the new CSV-2000, in which the proprietary standardized contrast sensitivity test patterns can be presented to the patient using a computer monitor as opposed to the current calibrated backlit system. The Company believes the acquisition of VectorVision further establishes its position at the forefront of early detection, intervention and monitoring of a range of eye diseases.

In August 2018, the Company created a wholly owned subsidiary, Transcranial Doppler Solutions, Inc. (“TDSI”). TDSI is dedicated to the pursuit of early predictors resulting in, the Company believes, valuable therapeutic intervention for practitioners and their patients, and additional revenue streams generated from the testing and sale of Company products to appropriate customers. The Company has established operations with selected clinics and is focusing on expanding its client base.

In November 2018, the Company launched a new medical food product, GlaucoCetinTM, which the Company believes is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells and improve blood flow in the ophthalmic artery in patients with glaucoma.

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

Recent Developments

Initial Public Offering

On April 9, 2019, the Company closed its initial public offering (the “IPO”) of 1,250,000 shares of common stock, par value $0.001 per share, at an IPO price to the public of $4.00 per share resulting in net proceeds to the Company of $3,945,000 after all costs and expenses. The shares began trading on the NASDAQ Capital Market on April 5, 2019 under the symbol “GHSI.”

Trademarks

On April 25, 2019, the Company was notified by the State Intellectual Property Office of the People’s Republic of China (“China”) that the Company has been granted trademark registrations in China for its proprietary medical food, Lumega-Z (Registration No. 27151643), and for its proprietary and patented medical device, the MapcatSF (Registration No. 27151644). The trademark registration for the mark LUMEGA-Z is effective from November 7, 2018 to November 6, 2028. The trademark registration for the mark MAPCAT SF is effective from October 28, 2018 to October 27, 2028.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $1,385,099 and utilized cash in operating activities of $586,085 during the three months ended March 31, 2019. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

The Company will continue to incur significant expenses for continued commercialization activities related to Lumega-Z, the MapcatSF® medical device, and VectorVision products. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. On April 9, 2019, the Company completed the IPO, resulting in net cash proceeds of $3,945,000 to the Company. The Company is seeking to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

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

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for management’s discussion of recent accounting pronouncements.

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

The Company reviews all intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the Company was not aware of the existence of any indicators of impairment of its intangibles at such dates.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the beginning of the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. As of March 31, 2019 and December 31, 2018, the Company was not aware of the existence of any indicators of impairment of its goodwill at such dates.

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, and employees, which include grants of employee stock options, are recognized in the financial statements based on their fair values. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date and the estimated volatility of the common stock over the term of the equity award.

In prior periods, the Company accounted for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Non-employee stock-based compensation charges generally are amortized over the vesting period using a graded vesting basis. In certain circumstances where there are no future performance requirements by the non-employee, grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The fair value of common stock was determined based on management’s judgment. Due to the availability of historical data from the Company’s recent preferred stock sales, Management used a valuation of $2.30 for accounting purposes during the first quarter of 2018. Management used a valuation $4.00 for the first quarter of 2019. Management considered business and market factors affecting the Company during these periods, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that its valuations are appropriate for accounting purposes at March 31, 2019 and 2018, respectively.

The Company recognizes the fair value of stock-based compensation within its statements of operations with classification depending on the nature of the services rendered.

Plan of Operations

General Overview

Based on the availability of sufficient funding, the Company intends to increase its commercialization activities and:

●	further the commercial production of the MapcatSF;
●	expand the Company’s domestic sales and marketing efforts;
●	explore sales and marketing opportunities in foreign markets such as Asia and Europe;
●	increase production of Lumega-Z and GlaucoCetinTM to support the additional sales resulting from the deployment of additional MapcatSF units and increased marketing and promotional activity;
●	commence certain FDA electrical safety testing of the MapcatSF;
●	increase focus on intellectual property protection and strategy;
●	expand the sales and marketing of the VectorVision product line;
●	develop the TDSI business and operations; and
●	explore opportunities and channels to enter the expansive market opportunity in China for non-pharmacologic treatments of macular degeneration, glaucoma and diabetic retinopathy.

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

Results of Operations

Through March 31, 2019, the Company had limited operations and has primarily been engaged in product development, commercialization, and raising capital. The Company has incurred and will continue to incur significant expenditures for the development of its products and intellectual property, which includes both medical foods and medical diagnostic equipment for the treatment of various eye diseases. The Company had limited revenue during the three months ended March 31, 2019 and 2018.

Comparison of Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
Revenue	$242,538	$193,040	$49,498	26%
Cost of goods sold	93,492	79,278	14,214	18%
Gross Profit	149,046	113,762	35,284	31%
Operating Expenses:
Research and development	29,028	159,588	(130,560)	(82)%
Sales and marketing	353,537	605,990	(252,453)	(42)%
General and administrative	947,974	1,680,810	(732,836)	(44)%
Total Operating Expenses	1,330,539	2,446,388	(1,115,849)	(46)%
Loss from Operations	(1,181,493)	(2,332,626)	1,151,133	(49)%
Other Expense:
Interest expense	17,572	835	16,737	2004%
Fair value of warrants	186,034	-	186,034	100%
Net Loss	$(1,385,099)	$(2,333,461)	$948,362	(41)%

Revenue

For the three months ended March 31, 2019, revenue from product sales was $242,538 compared to $193,040 for the three months ended March 31, 2018, resulting in an increase of $49,498 or 26%. The increase reflects both an increased customer base for Lumega-Z as the Company expands into new clinics and increased sales of VectorVision products.

Cost of Goods Sold

For the three months ended March 31, 2019, cost of goods sold was $93,492 compared to $79,278 for the three months ended March 31, 2018, resulting in an increase of $14,214 or 18%. The increase reflects the additional sales recorded in 2018.

Gross Profit

For the three months ended March 31, 2019, gross profit was $149,046 compared to $113,762 for the three months ended March 31, 2018, resulting in an increase of $35,284 or 31%. Gross profit represented 61% of revenues the three months ended March 31, 2019, versus 59% of revenue for the three months ended March 31, 2018. The increase in gross profit in 2019 was due primarily to pricing and product mix changes in 2019.

Research and Development

For the three months ended March 31, 2019, research and development costs were $29,028 compared to $159,588 for the three months ended March 31, 2018, resulting in a decrease of $130,560 or 82%. The decrease was due to reduced engineering development costs associated with the Company’s MapcatSF medical device during 2019.

Sales and Marketing

For the three months ended March 31, 2019, sales and marketing expenses were $353,537 compared to $605,990 for the three months ended March 31, 2018. The decrease in sales and marketing expenses of $252,453 or 42% compared to the prior period was primarily due to costs associated with engagement of a third-party contract sales organization in 2018. The contract sales agreement was cancelled during the second quarter of 2018.

General and Administrative

For the three months ended March 31, 2019, general and administrative expenses were $947,974 compared to $1,680,810 for the three months ended March 31, 2018. The decrease of $732,836 or 44% compared to the prior period was primarily due to a decrease in stock compensation costs during the current period.

Interest Expense

For the three months ended March 31, 2019, interest expense was $17,572 compared to $835 for the three months ended March 31, 2018. The increase of $16,737 or 2004%, was due primarily to non-cash amortization expense related to the debt discount associated warrants issued in March 2019.

Fair Value of Warrants

During March 2019, the Company issued $250,000 of convertible promissory notes to two investors. the notes were convertible upon the completion of the IPO, into 109,038 shares of common stock. in connection with the notes, the Company also issued 109,038 warrants to the investors. See Note 9 of the condensed consolidated financial statements for details of the notes and associated warrants.

Net Loss

For the three months ended March 31, 2019, the Company incurred a net loss of $1,385,099, compared to a net loss of $2,333,461 for the three months ended March 31, 2018. The decrease in net loss of $948,362 or 41% compared to the prior year period was primarily due to a decrease in stock compensation costs during the current period.

Segment Information

As of March 31, 2019, Management reports its operating results in two operating segments: Medical Foods, and Vision Testing Diagnostics. As of March 31, 2019, the TDSI subsidiary does not yet earn revenues or meet the required criteria to be considered a reportable operating segment.

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

The following tables set forth our results of operations by segment (expenses allocated to Corporate consist of non-cash stock compensation expense, depreciation and amortization, and corporate legal fees):

	For the Three Months Ended March 31, 2019
	Corporate	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$-	$99,934	$142,604	$242,538

Cost of goods sold	-	38,272	55,220	93,492

Gross profit	-	61,662	87,384	149,046

Operating expenses	334,774	884,701	111,063	1,330,539

Loss from operations	$(334,775)	$(823,039)	$(23,679)	$(1,181,493)

	For the Three Months Ended March 31, 2018
	Corporate	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$-	$72,138	$120,902	$193,040

Cost of goods sold	-	32,188	47,090	79,278

Gross profit	-	39,950	73,812	113,762

Operating expenses	1,073,400	1,320,627	52,361	2,446,388

Loss from operations	$(1,073,400)	$(1,280,677)	$21,451	$(2,332,626)

For the three months ended March 31, 2019, revenue from our Medical Foods segment was $99,934 compared to $72,138 for the three months ended March 31, 2018, resulting in an increase of $27,796 or 39%. The increase reflects an increased customer base for Lumega-Z as the Company expands into new clinics. For the three months ended March 31, 2019, revenue from our Vision Testing Diagnostics segment was $142,604 compared to $120,902 for the three months ended March 31, 2018, resulting in an increase of $21,702 or 18%. The increase was due to increased distributor sales in 2019.

Cost of Goods Sold

For the three months ended March 31, 2019, cost of goods sold from our Medical Foods segment was $38,272 compared to $32,188 for the three months ended March 31, 2018, resulting in an increase of $6,084 or 19%. For the three months ended March 31, 2019, cost of goods sold from our Vision Testing Diagnostics segment was $55,220 compared to $47,090 for the three months ended March 31, 2018, resulting in an increase of $8,130 or 17%. The increase for both segments reflects the additional sales recorded in 2018.

Gross Profit

For the three months ended March 31, 2019, gross profit from the Medical Foods segment was $61,662 compared to $39,950 for the three months ended March 31, 2018, resulting in an increase of $21,712 or 54%. For the three months ended March 31, 2019, gross profit from the Vision Testing Diagnostics segment was $87,384 compared to $73,812 for the three months ended March 31, 2018, resulting in an increase of $13,572 or 18%. The increase is due to the additional sales recorded for both segments in the current year. Gross profit overall represented 61% of revenues for the three months ended March 31, 2019, versus 59% of revenue for the three months ended March 31, 2018. The increase in gross profit in 2018 was due increased sales and to pricing and product mix changes in 2018.

Liquidity and Capital Resources

Since its formation in 2009, the Company has devoted substantial effort and capital resources to the development and commercialization activities related to its lead product Lumega-Z and its MapcatSF medical device. As a result of these and other activities, the Company utilized cash in operating activities of $586,085 during the three months ended March 31, 2019. The Company had negative working capital of $1,024,828 at March 31, 2019 due to liabilities associated with the issuance of promissory and convertible promissory notes during March 2019 as well as accrued legal costs related to the Company’s IPO process. As of March 31, 2019, the Company had cash in the amount of $174,298 and no available borrowings. The Company’s financing has historically come primarily from the issuance of convertible notes, promissory notes and from the sale of common and preferred stocks.

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

The Company will continue to incur significant expenses for continued commercialization activities related to Lumega-Z, the MapcatSF medical device, and VectorVision products. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. On April 9, 2019, the Company completed the IPO, resulting in net cash proceeds of $3,945,000 to the Company. The Company is seeking to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(586,085)	$(1,353,530)
Net cash used in investing activities	(4,815)	(145,111)
Net cash provided by (used in) financing activities	94,250	(38,240)
Net decrease in cash	$(496,650)	$(1,536,881)

Operating Activities

Net cash used in operating activities was $586,085 during the three months ended March 31, 2019, versus $1,353,530 used during the comparable prior year period. The decrease in 2019 was due primarily to higher sales, marketing, product development, and legal costs paid in the prior year period.

Investing Activities

Net cash used in investing activities was $4,815 for the three months ended March 31, 2019 and $145,111 for the three months ended March 31, 2018. In January 2018, we acquired the rights to a trademark portfolio for $50,000. In addition, we purchased a trade show booth in February 2018 and have invested in MapCatSF equipment and internal-use software development.

Financing Activities

Net cash provided by financing activities was $94,250 for the three months ended March 31, 2019 was due to the issuance in March 2019 of $350,000 in promissory and convertible promissory notes as well as from the exercise of warrants for proceeds of $31,250. These proceeds were partially offset by payment of costs directly related to the Company’s IPO. Net cash used in financing activities was $38,240 for the three months ended March 31, 2018 was due primarily to our payoff of a line of credit balance that had been assumed during our 2017 VectorVision acquisition.

Off-Balance Sheet Arrangements

At March 31, 2019 and December 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the first quarter ended in 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on its business, operating results, cash flows or financial condition. The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at March 31, 2019 with respect to such matters.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2019 and March 20, 2019, the Company entered into separate securities purchase agreements (the “Purchase Agreements”) pursuant to which the Company issued convertible promissory notes (the “Debentures”) and common stock purchase warrants (the “Warrants”) to two investors in exchange for $250,000 (collectively, the “Private Placement”). The securities issued pursuant to the Purchase Agreements were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) and Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2019.

Signature	Title	Date

/s/ Michael Favish	CEO, President and	May 10, 2019
Michael Favish	Chairman of the Board (Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting Officer	May 10, 2019
John Townsend	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation filed and effective with the Delaware Secretary of State on January 30, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2019)
10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
10.2	Form of Debenture (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

*	A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

