Form 10-Q
period 2019-06-30
Guardion Health Sciences, Inc.
filed 2019-08-12
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GHSI	The NASDAQ Stock Market LLC

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

As of August 9, 2019, there were 22,733,762 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding. The Company’s common stock began trading on the NASDAQ Capital Market on April 5, 2019, under the symbol “GHSI.”

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning. Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. Given these risks and uncertainties, the forward-looking statements discussed in this Report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets
Cash	$2,368,645	$670,948
Accounts receivable	35,920	28,203
Inventories	318,686	357,997
Prepaid expenses	132,306	47,773

Total current assets	2,855,557	1,104,921

Deposits	11,751	11,751
Property and equipment, net	303,929	274,804
Right of use asset, net	595,598	-
Deferred offering costs	19,000	270,000
Intangible assets, net	348,786	456,104
Goodwill	1,563,520	1,563,520

Total assets	$5,698,141	$3,681,100

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$300,239	$413,925
Accrued expenses and deferred rent	25,000	81,412
Derivative warrant liability	78,440	-
Lease liability – current	125,237	-
Total current liabilities	528,916	495,337

Lease liability – long term	481,137	-

Total liabilities	1,010,053	495,337

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 22,733,762 and 20,564,328 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	22,734	20,564
Additional paid-in capital	43,735,894	37,798,562
Accumulated deficit	(39,070,540)	(34,633,363)

Total stockholders’ equity	4,688,088	3,185,763

Total liabilities and stockholders’ equity	$5,698,141	$3,681,100

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Medical foods	$104,448	$79,993	$204,382	$154,294
Vision testing diagnostics	150,222	140,785	292,826	259,524
Other	6,300	-	6,300	-
Total revenue	260,970	220,778	503,508	413,818

Cost of goods sold
Medical foods	40,681	40,959	78,953	72,238
Vision testing diagnostics	53,816	46,817	109,036	94,817
Other	2,559	-	2,559	-
Total cost of goods sold	97,056	87,776	190,548	167,055

Gross profit	163,914	133,002	312,960	246,763

Operating expenses
Research and development	77,688	34,320	106,716	194,708
Sales and marketing	409,409	378,750	764,028	984,464
General and administrative	2,489,011	1,034,914	3,439,633	2,714,680

Total operating expenses	2,976,108	1,447,984	4,310,377	3,893,852

Loss from operations	(2,812,194)	(1,314,982)	(3,997,417)	(3,647,089)

Other (income) expense:
Interest expense	234,065	710	251,637	1,545
Finance cost upon issuance of warrants	229,921	-	415,955	-
Change in fair value of derivative warrants	(227,832)	-	(227,832)	-
Costs associated with extension of warrant expiration dates	-	494,391	-	494,391

Total other (income) expense	236,154	495,101	439,760	495,936

Net loss	$(3,048,348)	$(1,810,083)	$(4,437,177)	$(4,143,025)

Net loss per common share – basic and diluted	$(0.14)	$(0.09)	$(0.21)	$(0.21)
Weighted average common shares outstanding – basic and diluted	22,537,943	20,164,761	21,628,758	20,161,131

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	Three and Six Months Ended June 30, 2019
Balance at December 31, 2018	20,564,328	$20,564	$37,798,562	$(34,633,363)	$3,185,763
Fair value of vested stock options	-	-	56,232	-	56,232
Issuance of common stock – warrant exercises	292,283	293	30,957	-	31,250
Net loss	-	-	-	(1,385,099)	(1,385,099)
Balance at March 31, 2019	20,856,611	20,857	37,885,751	(36,018,462)	1,888,146
Fair value of vested stock options – officer and director	-	-	1,066,159	-	1,066,159
Fair value of vested stock options	-	-	62,763	-	62,763
Reclass of warrant liability to equity	-	-	359,683	-	359,683
Sale of common stock	1,250,000	1,250	3,886,750	-	3,888,000
Issuance of common stock for services	54,387	55	123,947	-	124,002
Issuance of common stock – warrant exercises	463,726	463	100,162	-	100,625
Fair value of common stock – conversion of notes payable and related interest	109,038	109	250,679	-	250,788
Net loss				(3,052,078)	(3,052,078)
Balance at June 30, 2019	22,733,762	$22,734	$43,735,894	$(39,070,540)	$4,688,088

	Three and Six Months Ended June 30, 2018
Balance at December 31, 2017	20,091,761	$20,092	$33,716,140	$(26,865,956)	$6,870,276
Fair value of vested stock options	-	-	777,513	-	777,513
Issuance of common stock – warrant exercises	73,000	73	1,387	-	1,460
Net loss	-	-	-	(2,333,461)	(2,333,461)
Balance at March 31, 2018	20,164,761	20,165	34,495,040	(29,199,417)	5,315,788
Fair value of vested stock options	-	-	277,372	-	277,372
Costs associated with extension of warrant expiration dates	-	-	494,391	-	494,391
Net loss	-	-	-	(1,809,564)	(1,809,564)
Balance at June 30, 2018	20,164,761	$20,165	$35,266,803	$(31,008,981)	$4,277,987

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(4,437,177)	$(4,143,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,128	148,560
Amortization of debt discount	250,000	-
Accrued interest expense included in notes payable	788	-
Amortization of right of use asset	61,571	-
Stock-based compensation	242,996	1,054,885
Stock-based compensation – officer and director	1,066,159	-
Non-cash financing costs – derivative liability	415,955	-
Change in fair value of warrants – derivative liability	(227,832)	-
Costs associated with extension of warrant expiration dates	-	494,391
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(7,718)	42,928
Inventories	39,311	(257,627)
Deposits and prepaid expenses	(84,533)	90,053
Lease liability	(56,844)	-
Increase (decrease) in -
Accounts payable and accrued expenses	156,314	146,202
Accrued expenses and deferred rent	(49,814)	(425)

Net cash used in operating activities	(2,493,696)	(2,424,058)

Investing Activities
Purchase of property and equipment	(58,934)	(137,073)
Purchase of intellectual property	-	(50,000)

Net cash used in investing activities	(58,934)	(187,073)

Financing Activities
Proceeds from initial public offering	3,888,000	-
Proceeds from issuance of convertible notes	250,000	-
Proceeds from issuance of promissory note	100,000	-
Payments on promissory note	(100,548)	-
Payments on line of credit	-	(30,535)
Proceeds from exercise of warrants	131,875	1,460
Deferred financing costs of IPO	(19,000)	-
Decrease in due to related parties	-	(28,659)

Net cash provided by (used in) financing activities	4,250,327	(57,734)

Cash:
Net decrease	1,697,697	(2,668,865)
Balance at beginning of period	670,948	4,735,230
Balance at end of period	$2,368,645	$2,066,365

Supplemental disclosure of cash flow information:
Cash paid for-
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Fair value of warrant liability issued in connection with issuance of convertible notes	$436,034	$-
Recording of lease asset and liability upon adoption of ASU 2016-02	$663,218	$-
Reclass of warrant liability to equity	$359,683	$-
Fair value of common stock issued upon conversion of common stock and accrued interest	$250,788	$-
Reclass of deferred offering cost to equity	$270,000	$-

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2019 and 2018

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

The Company is a specialty health sciences company that develops, formulates and distributes condition-specific medical foods with an initial medical food product on the market under the brand name Lumega-Z® that replenishes and restores the macular protective pigment. Lumega-Z has been used in IRB-approved patient studies to examine its effectiveness. On May 9, 2019, the Company announced in a press release a recent study that showed statistically significant improvement in visual function (“CSF”) of patients taking Lumega-Z who participated in the study. The study was conducted by research scientists at the Western University College of Optometry to evaluate the visual benefits of Lumega-Z in one group of patients as compared to a group of patients taking AREDS 2 soft gel supplements. Each patient has retinal drusen and is at risk of developing AMD. The results of the study were presented at the Association for Research in Vision and Ophthalmology (“ARVO”) 2019 annual meeting and showed improvements in visual function (“CSF”) in the group of patients taking Lumega-Z that were statistically significant and definitive. The patients taking AREDS 2 showed no statistical change.

The Company also developed a proprietary medical device called the MapcatSF® that accurately measures the macular pigment optical density. On July 16, 2019, the Company was notified by the Patents Registry in Hong Kong that it has received a patent from the Government of the Hong Kong Special Administrative Region (Hong Kong Patent No. HK1204758 titled “Apparatus for Use in the Measurement of Macular Pigment Optical Density and/or Lens Optical Density of an Eye”) for the MapcatSF®. On May 30, 2019, the Company was notified by the European Patent Office that it has received a patent from the European Union (European Patent No. 2,811,892 titled “Apparatus for Use in the Measurement of Macular Pigment Optical Density and/or Lens Optical Density of an Eye”) for the MapcatSF®.

On September 29, 2017, the Company, through its wholly owned subsidiary VectorVision Ocular Health, Inc. (“VectorVision”), completed its acquisition of substantially all of the assets and certain liabilities of VectorVision, Inc. (an Ohio corporation), a company that specialized in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study (“ETDRS”) visual acuity testing. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing. The acquisition expands the Company’s technical portfolio. CSV-1000 and CSV-2000 instruments offer auto-calibrated tests to ensure correct testing luminance and contrast levels for consistent, highly accurate and repeatable results. Recently issued patents the Company received for continuously calibrating the light source will be incorporated into the new CSV-2000, in which the proprietary standardized contrast sensitivity test patterns can be presented to the patient using a computer monitor as opposed to the current calibrated backlit system.

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

In November 2018, the Company launched a new medical food product, GlaucoCetinTM, which the Company believes is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells and improve blood flow in the ophthalmic artery in patients with glaucoma. The Company believes GlaucoCetinTM is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells and improve blood flow in the ophthalmic artery in patients with glaucoma. The parent compound of GlaucoCetinTM, called “GlaucoHealth,” was designed by Robert Ritch, M.D., one of the Company’s Medical Advisory Board members. Dr. Robert Ritch holds the Shelley and Steven Einhorn Distinguished Chair in Ophthalmology and is surgeon Director Emeritus and Chief of Glaucoma Services at the New York Eye and Ear Infirmary. Dr. Ritch has devoted his career to broadening the understanding of the underlying etiologies and mechanisms of glaucoma. The Company now owns the GlaucoHealth formula. On June 4, 2019, the Company announced in a press release that the formula was used in an IRB-approved patient study conducted at the New York Eye and Ear Infirmary and successfully reversed mitochondrial dysfunction in the optic nerve cells in patients with glaucoma. GlaucoCetinTM is an enhanced formulation of GlaucoHealth. The Company owns both formulas and has a patent application pending on the GlaucoCetinTM formula. The application describes an invention that provides a micro-nutrient composition for a human subject suffering from a glaucomatous disease, wherein the micro-nutrient composition comprises a formulation for reversing mitochondrial dysfunction in glaucomatous disease.

On April 9, 2019, the Company closed its initial public offering (the “IPO”) and issued 1,250,000 shares of its common stock at a public offering price of $4.00 per share for total gross proceeds of $5.0 million, resulting in net proceeds to the Company of $3,888,000 after deducting underwriting discounts and commissions and other offering costs and expenses payable by Guardion. The shares began trading on the Nasdaq Capital Market on April 5, 2019, under the symbol “GHSI.” In connection with the IPO, the convertible promissory notes previously issued on March 15, 2019 and March 20, 2019 were automatically converted into 109,038 shares of common stock based on a conversion price of $2.30 per share.

The Company has had limited operations to date and has been primarily engaged in research and development, product commercialization and capital raising activities.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $4,437,177 and utilized cash in operating activities of $2,493,696 during the six months ended June 30, 2019. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Such amounts consist of operating segment disclosures, whereby revenue and cost of goods sold have been broken out on the Consolidated Statements of Operations to conform with the Company’s reportable business segments as of June 30, 2019.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, identifiable intangible assets, and goodwill for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of June 30, 2019 and December 31, 2018, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to the equity financings. These deferred offering costs will be charged against the gross proceeds received during the appropriate period. During the period ended June 30, 2019, $270,000 of offering costs deferred at December 31, 2018 were offset to paid in capital upon completion of our April 2019 offering. As of June 30, 2019, $19,000 of costs have been deferred relating to offerings in process.

Revenue Recognition

The Company’s revenue is comprised of sales of medical foods and dietary supplements to consumers through a direct sales/credit card process. In addition, the Company sells medical device equipment and supplies to customers both in the U.S. and internationally.

Tthe Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”) and all related amendments. The standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

Under the guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

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

The following table presents the Company’s revenues disaggregated by segment:

	Six Months Ended June 30,
	2019	2018
Medical foods	$204,382	$154,294
Vision testing diagnostics	292,826	259,524
Other	6,300	-
	$503,508	$413,818

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures are expensed as incurred and totaled $106,716 and $194,708 for the six months ended June 30, 2019 and 2018, respectively.

Patent Costs

The Company is the owner of three issued domestic patents, three pending domestic patent applications, one issued foreign patent in Europe, one issued foreign patent in Hong Kong, and three foreign patent applications in Canada, Europe and Hong Kong. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs, including patent-related legal fees, filing fees and internally generated costs, are expensed as incurred. During the six months ended June 30, 2019 and 2018, patent costs were $61,482 and $34,298, respectively, and are included in general and administrative costs in the statements of operations.

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

	June 30,
	2019	2018
Warrants	261,538	2,656,423
Options	2,612,500	2,625,000
	2,874,038	5,281,423

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

Although all of the Company’s products and services target the early detection, intervention and monitoring of a range of eye diseases, the addition of potential new products or services as the Company grows requires management to periodically reevaluate its reporting structure. As sales of our medical food as well as sales of VectorVision products grow, there is an increased need for the CODM to evaluate revenue and gross profit on a product line or group basis for purposes of resource allocation. As of June 30, 2019, the TDSI subsidiary does not meet the required quantitative criteria to be considered a reportable operating segment. Additionally, TDSI does not share similar economic characteristics or a majority of the aggregation criteria set forth in ASC 280, and therefore is included in the category “Other” below. The TDSI business earned $6,300 of service revenue during the quarter ended June 30, 2019 and incurred approximately $121,000 of operating costs during the six months ended June 30, 2019. As of June 30, 2019, based on anticipated growth and the expanding diversity of product and service offerings by the Company, management has concluded that results should be reported in two operating segments: Medical Foods and Vision Testing Diagnostics. The following tables set forth our results of operations by segment (results allocated to Other consist of non-cash stock compensation expense, depreciation and amortization, corporate legal fees, and the TDSI operations):

	For the Three Months Ended June 30, 2019
	Other	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$6,300	$104,448	$150,222	$260,970

Cost of goods sold	2,559	40,681	53,816	97,056

Gross profit	3,741	63,767	96,406	163,914

Operating expenses	1,594,719	1,175,027	206,362	2,976,108

Loss from operations	$(1,590,978)	$(1,111,260)	$(109,956)	$(2,812,194)

	For the Three Months Ended June 30, 2018
	Other	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$-	$79,993	$140,785	$220,778

Cost of goods sold	-	40,959	46,817	87,776

Gross profit	-	39,034	93,968	133,002

Operating expenses	468,630	893,925	85,429	1,447,984

Loss from operations	$(468,630)	$(854,891)	$8,539	$(1,314,982)

	For the Six Months Ended June 30, 2019
	Other	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$6,300	$204,382	$292,826	$503,508

Cost of goods sold	2,559	78,953	109,036	190,548

Gross profit	3,741	125,429	183,790	312,960

Operating expenses	1,959,838	2,003,320	347,219	4,310,377

Loss from operations	$(1,956,097)	$(1,877,891)	$(163,429)	$(3,997,417)

	For the Six Months Ended June 30, 2018
	Other	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$-	$154,294	$259,524	$413,818

Cost of goods sold	-	72,238	94,817	167,055

Gross profit	-	82,056	164,707	246,763

Operating expenses	1,523,133	2,206,967	163,752	3,893,852

Loss from operations	$(1,523,133)	$(2,124,911)	$955	$(3,647,089)

The following tables set forth our total assets by segment. Intersegment balances and transactions have been removed:

	As of June 30, 2019
	Other	Medical Foods	Vision Testing Diagnostics	Total
Current assets
Cash	$13,355	$2,300,973	$54,317	$2,368,645
Inventories	-	206,876	111,810	318,686
Other	6,300	129,983	31,943	168,226
Total current assets	19,655	2,637,832	198,070	2,855,557

Right to use asset	595,598	-	-	595,598
Property and equipment, net	-	294,829	9,100	303,929
Deferred offering	19,000	-	-	19,000
Intangible assets, net	348,786	-	-	348,786
Goodwill	1,563,520	-	-	1,563,520
Other	-	11,751	-	11,751

Total assets	$2,546,559	$2,944,412	$207,170	$5,698,141

	As of December 31, 2018
	Other	Medical Foods	Vision Testing Diagnostics	Total
Current assets
Cash	$-	$552,613	$118,335	$670,948
Inventories	-	235,957	122,040	357,997
Other	-	44,110	31,866	75,976
Total current assets	-	832,680	272,241	1,104,921

Property and equipment, net	-	264,178	10,626	274,804
Deferred offering	270,000	-	-	270,000
Intangible assets, net	456,104	-	-	456,104
Goodwill	1,563,520	-	-	1,563,520
Other	-	11,751	-	11,751

Total assets	$2,289,624	$1,108,609	$282,867	$3,681,100

4.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$248,021	$282,574
Finished goods	70,665	75,423
	$318,686	$357,997

5.	Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Leasehold improvements	$98,357	$98,357
Testing equipment	300,448	249,447
Furniture and fixtures	171,121	163,186
Computer equipment	64,976	64,976
Office equipment	8,193	8,193
	643,095	584,159
Less accumulated depreciation and amortization	(339,166)	(309,355)
	$303,929	$274,804

For the six months ended June 30, 2019 and 2018, depreciation and amortization expense was $29,810 and $41,243, respectively, of which $0 and $15,376 was included in research and development expense, $19,065 and $4,138 was included in sales and marketing expense, and $10,745 and $21,729 was included in general and administrative expense, respectively.

6.	Intangible Assets

The Company’s intangible assets, including finite-lived intangible assets and $50,000 of non-amortizable purchased intellectual property, consisted of the following:

	June 30,	December 31,
	2019	2018
Customer relationships	$430,700	$430,700
Technology	161,100	161,100
Trade Names	115,600	115,600
Noncompetition	17,000	17,000
	724,400	724,400
Less accumulated amortization	(375,614)	(268,296)
	$348,786	$456,104

The Company’s amortization expense on its finite-lived intangible assets was $107,318 and $107,318 for the six months ended June 30, 2019 and 2018, respectively.

The Company estimates future amortization expense on its finite-lived intangible assets as of June 30, 2019 to be as follows:

For Years Ended December 31,
2019	$107,318
2020	165,320
2021	16,307
2022	9,840
$298,785

7.	Promissory Notes

Promissory Note

On March 12, 2019, the Company issued a promissory note with principal in the amount of $100,000, simple interest of 10% annually, and with a maturity date of June 10, 2019. On April 11, 2019, the Company repaid the promissory note for a total of $100,548 including accrued interest.

Convertible Notes and Related Warrants

On March 15, 2019, the Company issued a convertible note with principal in the amount of $100,000, simple interest of 5% annually, and with a maturity date of September 30, 2019. In addition, on March 20, 2019, the Company issued a convertible note with principal in the amount of $150,000, simple interest of 5% annually, and with a maturity date of September 30, 2019. The convertible notes (principal and accrued interest) were mandatorily convertible upon the consummation of the IPO. Concurrent with the issuance of the notes, the Company issued warrants to both note holders equal to the number of shares of common stock that the holders receive in connection with the converted notes. The per share exercise price of the warrants was set at 125% of the conversion price of the notes, defined in the note agreements, as the lower of (a) 75% of the price per share of common stock of the IPO or (b) $2.30. The Company determined that it would have to issue 109,038 warrants based upon the completion of the IPO in April 2019

Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019. The aggregate fair value of the warrants was calculated as $436,034 based on a probability effected Black-Scholes option pricing model with a stock price of $4.00, volatility of 138%, and risk-free rates ranging from 2.34% - 2.39%. The Company recognized a debt discount of $250,000 equal to the face amount of the convertible notes and recorded a financing cost of $186,034 equal to the difference between the fair value of the warrants and the debt discount.

The convertible notes and accrued interest with an aggregate balance of $250,788 were mandatorily converted into 109,038 shares of common stock based on a conversion price of $2.30 per share upon the consummation of the IPO in April 2019.and the valuation discount of $250,000 was recognized as interest cost.

8.	Lease Liabilities

In October 2012, the Company entered into a lease agreement for 9,605 square feet of office and warehouse space commencing March 1, 2013. Upon entering into the agreement, the Company paid a deposit of $47,449, of which $36,979 represented prepaid rent. As of June 30, 2019, $11,751 remained on deposit under the lease agreement. The lease (“Lease 1”) was renewed for an additional five years in 2018. As of June 30, 2019, remaining average monthly lease payments under the amended lease agreement were $12,915 through July 2023.

In connection with the VectorVision acquisition on September 29, 2017, the Company assumed a lease agreement for 5,000 square feet of office and warehouse space which commenced on October 1, 2017. The lease (“Lease 2”) was renewed for an additional 65 months. As of June 30, 2019, remaining average monthly lease payments are $1,838 through February 2023.

In accounting for the leases, the Company adopted ASU 2016-02 - Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the leases as operating leases and determined that the fair value of Lease 1 at the inception of the lease was $625,778 using a discount rate of 8.0%. the fair value of Lease 2 at the inception of the lease was $100,742 using a discount rate of 8%. During the six months ended June 30, 2019, the Company made combined payments on both leases of $82,434 towards the lease liabilities. As of June 30, 2019 and December 31, 2018, the lease liability for Lease 1 was $536,672 and $586,082, respectively, and the lease liability for Lease 2 was $69,703 and $77,137, respectively. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Combined rent expense for both leases for the six months ended June 30, 2019 and 2018 was $87,161 and $10,671, respectively. During the six months ended June 30, 2019 and 2018, the Company reflected amortization of right of use asset of $61,571 and $7,152 related to the leases, respectively, resulting in a net asset balance of $595,598 as of June 30, 2019.

9.	Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at June 30, 2019 with respect to such matters.

10.	Stockholders’ Equity (Deficit)

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2018	1,265,674	0.71	0.29
Granted	171,538	2.39	3.11
Forfeitures	-	-	-
Expirations	(279,424)	(1.96)	-
Exercised	(896,250)	(1.88)	-
June 30, 2019, all exercisable	261,538	$2.81	3.35

The exercise prices of warrants outstanding and exercisable as of June 30, 2019 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
25,000	$0.50
65,000	1.50
109,038	2.88
62,500	5.00
261,538

Between February 11, 2019 and May 21, 2019, investors net exercised a total of 632,500 warrants for 492,256 shares of common stock on a cashless basis.

Between February 11, 2019 and May 21, 2019, investors exercised warrants for 263,750 shares of common stock. The warrants were exercisable for $0.50 per share, and the Company received $131,875 in cash.

As of June 30, 2019, the Company had an aggregate of 261,538 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $2.81, a weighted average remaining life of 3.35 years and an aggregate intrinsic value of $19,000, based upon a stock valuation of $1.26 per share. The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the warrants.

Warrant liability

In March 2019, the Company issued warrants to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019). Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019. At March 31, 2019, the Company estimated that the issuance of 109,038 warrants with an exercise price of $2.88 per share would correspond to the number of shares of common stock that the holders would receive in connection with the completion of the IPO.. The fair value of the warrants at the closing of the IPO was determined to be $359,683 using a Black-Scholes model with a weighted average remaining life of 4.94 years and a stock valuation of $3.30 per share. Upon completion of the IPO, the exercise price and the number of warrants were fixed and the warrants no longer accounted for as liabilities. As such the fair value of the warrant liability of $359,683 was reclassified to equity.

On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the underwriter (the “Underwriter”) in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying Statements of Operations. The fair value of the warrants at the date of issuance was determined to be $229,291 and was recorded as a finance cost. As of June 30, 2019, the fair value of the warrants was determined to $78,440.

The fair value of the warrant liability was determined at the following issuance and reporting dates using the Black-Scholes-Merton option pricing model and the following assumptions:

	Convertible Noteholders	Underwriter	Warrant Liability As of
	Upon Issuance	Upon Issuance	June 30, 2019
Stock price	$4.00	$3.68	$1.26
Risk free interest rate	2.34 – 2.39%	2.29%	1.71%
Expected volatility	138%	137%	145%
Expected life in years	5.00	5.00	4.76
Expected dividend yield	0%	0%	0%
Number of warrants	109,038	62,500	62,500
Fair value of warrants	$436,034	$229,921	$78,440

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2018	1,362,500	2.26	3.78
Granted	1,250,000	2.11	2.29
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
June 30, 2019, outstanding	2,612,500	$3.28	4.00
June 30, 2019, exercisable	1,391,667	$2.41	3.46

The exercise prices of options outstanding and exercisable as of June 30, 2019 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
625,000	625,000	$2.00
62,500	62,500	2.30
675,000	600,000	2.50
1,250,000	104,167	4.40
2,612,500	1,391,667

During the six months ended June 30, 2019, the Company granted options to purchase 1,250,000 shares of common stock to the Company’s Chairman and CEO with a grant date fair of $4,122,750. The options will vest on a quarterly basis over three years. The Company accounts share-based payments to employees in accordance with ASC 718 wherein grants are measured at the grant date fair value and charged to operations over the vesting period. During the period ended June 30, 2019, compensation cost of $1, 066,159 was recognized during the period relating the amortization of this award.

During the period ended June 30, 2019, option awards were valued based upon the Black-Scholes option-pricing model, with stock price ranging from $3.30 to $4.00 per share, volatility ranging from 115% to 138%, and an average risk-free rate ranging from 2.31% to 2.46%.

During the six months ended June 30, 2019 and 2018, we recognized aggregate stock-compensation expense of $1,309,155 and $1,054,885, respectively, based upon stock prices ranging from $3.30 to $4.00 per share, all of which was recorded in general and administrative expense.

As of June 30, 2019, the Company had an aggregate of 1,220,833 remaining unvested options outstanding, with a total estimated fair value of $3,132,532, weighted average exercise price of $4.28, and weighted average remaining life of 4.61 years. The aggregate intrinsic value of options outstanding as of June 30, 2019 was $0.

11.	Related Party Transactions

During the six months ended June 30, 2019 and 2018, the Company incurred and paid $150,000 and 137,500, respectively, of salary expense to our Board Chairman and CEO, Mr. Michael Favish. In addition, compensation cost of $1,066,159 was recognized on amortization of stock option awards during the period ended June 30, 2019.

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

In November 2018, the Company launched a new medical food product, GlaucoCetinTM, which the Company believes is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells and improve blood flow in the ophthalmic artery in patients with glaucoma. The Company believes GlaucoCetinTM is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells and improve blood flow in the ophthalmic artery in patients with glaucoma. The parent compound of GlaucoCetinTM, called “GlaucoHealth,” was designed by Robert Ritch, M.D., one of the Company’s Medical Advisory Board members. Dr. Robert Ritch holds the Shelley and Steven Einhorn Distinguished Chair in Ophthalmology and is surgeon Director Emeritus and Chief of Glaucoma Services at the New York Eye and Ear Infirmary. Dr. Ritch has devoted his career to broadening the understanding of the underlying etiologies and mechanisms of glaucoma. The Company now owns the GlaucoHealth formula.

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

Recent Developments

Initial Public Offering

On April 9, 2019, the Company closed its initial public offering (the “IPO”) of 1,250,000 shares of common stock, par value $0.001 per share, at an IPO price to the public of $4.00 per share resulting in net proceeds to the Company of $3,888,000 after all costs and expenses. The shares began trading on the NASDAQ Capital Market on April 5, 2019 under the symbol “GHSI.”

Products

Lumega-Z has been used in IRB-approved patient studies to examine its effectiveness. On May 9, 2019, the Company announced in a press release a recent study that showed statistically significant improvement in visual function (“CSF”) of patients taking Lumega-Z who participated in the study. The study was conducted by research scientists at the Western University College of Optometry to evaluate the visual benefits of Lumega-Z in one group of patients as compared to a group of patients taking AREDS 2 soft gel supplements. Each patient has retinal drusen and is at risk of developing AMD. The results of the study were presented at the Association for Research in Vision and Ophthalmology (“ARVO”) 2019 annual meeting and showed improvements in visual function (“CSF”) in the group of patients taking Lumega-Z that were statistically significant and definitive. The patients taking AREDS 2 showed no statistical change.

On June 4, 2019, the Company announced in a press release that the parent compound of the GlaucoCetinTM formula was used in an IRB-approved patient study conducted at the New York Eye and Ear Infirmary and successfully reversed mitochondrial dysfunction in the optic nerve cells in patients with glaucoma. GlaucoCetinTM is an enhanced formulation of GlaucoHealth. The Company owns both formulas and has a patent application pending on the GlaucoCetinTM formula. The application describes an invention that provides a micro-nutrient composition for a human subject suffering from a glaucomatous disease, wherein the micro-nutrient composition comprises a formulation for reversing mitochondrial dysfunction in glaucomatous disease.

Patents

On July 16, 2019, the Company was notified by the Patents Registry in Hong Kong that it has received a patent from the Government of the Hong Kong Special Administrative Region (Hong Kong Patent No. HK1204758 titled “Apparatus for Use in the Measurement of Macular Pigment Optical Density and/or Lens Optical Density of an Eye”) for the MapcatSF®.

On May 30, 2019, the Company was notified by the European Patent Office that it has received a patent from the European Union (European Patent No. 2,811,892 titled “Apparatus for Use in the Measurement of Macular Pigment Optical Density and/or Lens Optical Density of an Eye”) for the MapcatSF®.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $4,437,177 and utilized cash in operating activities of $2,493,696 during the six months ended June 30, 2019. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

The Company will continue to incur significant expenses for continued commercialization activities related to Lumega-Z, the MapcatSF® medical device, VectorVision products, the TDSI business and with respect to efforts to continue to build the Company’s infrastructure. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. On April 9, 2019, the Company completed the IPO, resulting in net cash proceeds of $3,888,000 to the Company. The Company is seeking to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

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

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for the period ended June 30, 2019 for management’s discussion of recent accounting pronouncements.

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

The Company reviews all intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Company was not aware of the existence of any indicators of impairment of its intangibles at such dates.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the beginning of the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. As of June 30, 2019 and December 31, 2018, the Company was not aware of the existence of any indicators of impairment of its goodwill at such dates.

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

The fair value of common stock was determined based on management’s judgment. Due to the availability of historical data from the Company’s recent preferred stock sales, Management used a valuation of $1.15 for accounting purposes during the first six months of 2018. Management used a valuation $4.00 for the first quarter of 2019. Management considered business and market factors affecting the Company during these periods, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that its valuations are appropriate for accounting purposes during these periods. Closing prices of our common stock ranging from $1.26 to $3.30 were used in our fair value calculations during the second quarter of 2019.

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

Results of Operations

Through June 30, 2019, the Company had limited operations and has primarily been engaged in product development, commercialization, and raising capital. The Company has incurred and will continue to incur significant expenditures for the development of its products and intellectual property, which includes both medical foods and medical diagnostic equipment for the treatment of various eye diseases. The Company had limited revenue during the six months ended June 30, 2019 and 2018.

Comparison of Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
Revenue	$260,970	$220,778	$40,192	18%
Cost of goods sold	97,056	87,776	9,280	11%
Gross Profit	163,914	133,002	30,912	23%
Operating Expenses:
Research and development	77,688	34,320	43,368	126%
Sales and marketing	409,409	378,750	30,659	8%
General and administrative	2,489,011	1,034,914	1,454,097	141%
Total Operating Expenses	2,976,108	1,447,984	1,528,124	106%
Loss from Operations	(2,812,194)	(1,314,982)	(1,497,212)	114%
Other Expense:
Interest expense	234,065	710	233,355	32,867%
Finance cost upon issuance of warrants	229,921	-	229,921	100%
Change in fair value of derivative warrants	(227,832)	-	(227,832)	100%
Costs associated with extension of warrant expiration dates	-	494,391	(494,391)	(100)%
Net Loss	$(3,048,348)	$(1,810,083)	$(1,238,265)	68%

Revenue

For the three months ended June 30, 2019, revenue from product sales was $260,970 compared to $220,788 for the three months ended June 30, 2018, resulting in an increase of $40,192 or 18%. The increase reflects both an increased customer base for Lumega-Z as the Company expands into new clinics and increased sales of VectorVision products. The Company also earned $6,300 in revenue from its TDSI business during the three months ended June 30, 2019.

Cost of Goods Sold

For the three months ended June 30, 2019, cost of goods sold was $97,056 compared to $87,776 for the three months ended June 30, 2018, resulting in an increase of $9,280 or 11%. The increase reflects the additional sales recorded in 2018.

Gross Profit

For the three months ended June 30, 2019, gross profit was $163,914 compared to $133,002 for the three months ended June 30, 2018, resulting in an increase of $30,912 or 23%. Gross profit represented 63% of revenues the three months ended June 30, 2019, versus 60% of revenue for the three months ended June 30, 2018. The increase in gross profit in 2019 was due primarily to pricing and product mix changes in 2019.

Research and Development

For the three months ended June 30, 2019, research and development costs were $77,688 compared to $34,320 for the three months ended June 30, 2018, resulting in an increase of $43,368 or 126%. The increase was due to engineering development costs associated with the Company’s CSV-2000 product in 2019.

Sales and Marketing

For the three months ended June 30, 2019, sales and marketing expenses were $409,409 compared to $378,750 for the three months ended June 30, 2018. The increase in sales and marketing expenses of $30,659 or 8% compared to the prior period was primarily due to increased trade show costs and consulting fees in the current quarter.

General and Administrative

For the three months ended June 30, 2019, general and administrative expenses were $2,489,011 compared to $1,034,914 for the three months ended June 30, 2018. The increase of $1,454,097 or 141% compared to the prior period was primarily due to an increase in non-cash stock compensation costs during the current period of approximately $976,000. Additionally, expenses for corporate insurance, investor relations, labor, legal and professional fees, and travel have increased versus the prior period.

Interest Expense

For the three months ended June 30, 2019, interest expense was $234,065 compared to $710 for the three months ended June 30, 2018. The increase of 233,355 compared to the prior period was due primarily to the amortization of the valuation discount of the March 2019 convertible notes of $233,455 that was reflected as an expense when the notes were converted. There were no such costs for the comparable period in 2018.

Finance Cost Upon Issuance of Warrants

Finance costs for the three months ended June 30, 2019 were $229,921. There were no such costs for the comparable period in 2018. On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the underwriter (the “Underwriter”) in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants at the date of issuance was determined to be $229,291 and was recorded as a finance cost.

Change in Fair Value of Derivative Warrants

The change in fair value of the derivative warrant liability was a decrease of $227,832 for the three months ended June 30, 2019. There were no such costs for the comparable period in 2018. In March 2019, the Company issued warrants to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019). Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019 with a fair value of $436,034. Upon completion of the IPO on April 9, 2019, the exercise price and the number of warrants were fixed and the warrants no longer accounted for as liabilities. As such the fair value of the warrant liability of $359,683 was reclassified to equity and the remaining liability of $76,351 was recorded as a change in fair value of derivative liabilities in the Statements of Operations.

On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the Underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants will be remeasured at each reporting period, with the change in the fair value recognized in earnings in the accompanying Statements of Operations. The fair value of the warrants at the date of issuance was determined to be $229,291 and was recorded as a finance cost. As of June 30, 2019, the fair value of the warrant liability was determined to be $78,440 and the Company recorded a change in fair value of derivative warrants of $151,481 in the Statements of Operations.

Costs associated with extension of warrant expiration dates

During April and May of 2018, the Company offered exercise period extensions to stockholders who held warrants to purchase shares of common stock of the Company that were scheduled to expire on May 1, 2018. The Company recognized expense of $494,391 relating to the extension of the exercise period of the warrants using a Black-Scholes option-pricing model to estimate fair value.

Net Loss

For the three months ended June 30, 2019, the Company incurred a net loss of $3,048,348, compared to a net loss of $1,810,083 for the three months ended June 30, 2018. The increase in net loss of $1,238,265 or 68% compared to the prior year period was primarily due to an increase in non-cash stock compensation costs of approximately $976,000. In addition, engineering costs as well as corporate operating expenses increased during the current period.

Segment Information

As of June 30, 2019, Management reported its operating results in two operating segments: Medical Foods, and Vision Testing Diagnostics. As of June 30, 2019, the TDSI subsidiary does not meet the required quantitative criteria to be considered a reportable operating segment.

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

The following tables set forth our results of operations by segment (results allocated to Other consist of non-cash stock compensation expense, depreciation and amortization, corporate legal fees, and the TDSI operations):

	For the Three Months Ended June 30, 2019
	Other	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$6,300	$104,448	$150,222	$260,970

Cost of goods sold	2,559	40,681	53,816	97,056

Gross profit	3,741	63,767	96,406	163,914

Operating expenses	1,594,719	1,175,027	206,362	2,976,108

Loss from operations	$(1,590,978)	$(1,111,260)	$(109,956)	$(2,812,194)

	For the Three Months Ended June 30, 2018
	Other	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$-	$79,993	$140,785	$220,778

Cost of goods sold	-	40,959	46,817	87,776

Gross profit	-	39,034	93,968	133,002

Operating expenses	468,630	893,925	85,429	1,447,984

Loss from operations	$(468,630)	$(854,891)	$8,539	$(1,314,982)

For the three months ended June 30, 2019, revenue from our Medical Foods segment was $104,448 compared to $79,993 for the three months ended June 30, 2018, resulting in an increase of $24,455 or 31%. The increase reflects an increased customer base for Lumega-Z as the Company expands into new clinics. For the three months ended June 30, 2019, revenue from our Vision Testing Diagnostics segment was $150,222 compared to $140,785 for the three months ended June 30, 2018, resulting in an increase of $9,437 or 7%. The increase was due to increased distributor sales in 2019. The Company also earned $6,300 in diagnostic imaging services revenue from its TDSI business during the three months ended June 30, 2019, as shown in the Other category above.

Cost of Goods Sold

For the three months ended June 30, 2019, cost of goods sold from our Medical Foods segment was $40,681 compared to $40,959 for the three months ended June 30, 2018, resulting in a decrease of $278 or 1%. For the three months ended June 30, 2019, cost of goods sold from our Vision Testing Diagnostics segment was $53,816 compared to $46,817 for the three months ended June 30, 2018, resulting in an increase of $6,999 or 15%. The increase for both segments reflects the additional sales recorded in 2018.

Gross Profit

For the three months ended June 30, 2019, gross profit from the Medical Foods segment was $63,767 compared to $39,034 for the three months ended June 30, 2018, resulting in an increase of $24,733 or 63%. For the three months ended June 30, 2019, gross profit from the Vision Testing Diagnostics segment was $96,406 compared to $93,968 for the three months ended June 30, 2018, resulting in an increase of $2,438 or 3%. The increase is due to the additional sales recorded for both segments in the current year. Gross profit overall represented 63% of revenues for the three months ended June 30, 2019, versus 60% of revenue for the three months ended June 30, 2018. The increase in 2019 was due increased sales and to pricing and product mix changes in 2019.

Comparison of Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change
Revenue	$503,508	$413,818	$89,690	22%
Cost of goods sold	190,548	167,055	23,493	14%
Gross Profit	312,960	246,763	66,197	27%
Operating Expenses:
Research and development	106,716	194,708	(87,992)	(45)%
Sales and marketing	764,028	984,464	(220,436)	(22)%
General and administrative	3,439,633	2,714,680	724,953	27%
Total Operating Expenses	4,310,377	3,893,852	416,525	11%
Loss from Operations	(3,997,417)	(3,647,089)	(350,328)	10%
Other Expense:
Interest expense	251,637	1,545	250,092	16,187%
Finance cost upon issuance of warrants	415,955	-	415,955	100%
Change in fair value of derivative warrants	(227,832)	-	(227,832)	100%
Costs associated with extension of warrant expiration dates	-	494,391	(494,391)	(100)%
Net Loss	$(4,437,177)	$(4,143,025)	$(294,152)	7%

Revenue

For the six months ended June 30, 2019, revenue from product sales was $503,508 compared to $413,818 for the six months ended June 30, 2018, resulting in an increase of $86,690 or 22%. The increase reflects both an increased customer base for Lumega-Z as the Company expands into new clinics and increased sales of VectorVision products. The Company also earned $6,300 in revenue from its TDSI business during the three months ended June 30, 2019.

Cost of Goods Sold

For the six months ended June 30, 2019, cost of goods sold was $190,548 compared to $167,055 for the six months ended June 30, 2018, resulting in an increase of $23,493 or 14%. The increase results primarily from costs associated with the additional sales recorded in 2019 as compared to 2018.

Gross Profit

For the six months ended June 30, 2019, gross profit was $312,960 compared to $246,763 for the six months ended June 30, 2018, resulting in an increase of $66,197 or 27%. Gross profit represented 62% of revenues for the six months ended June 30, 2019, versus 60% of revenue for the six months ended June 30, 2018. The increase in gross profit in 2019 was due primarily to pricing and product mix changes in 2019.

Research and Development

For the six months ended June 30, 2019, research and development costs were $106,716 compared to $194,708 for the six months ended June 30, 2018, resulting in a decrease of $87,992 or 45%. The decrease was due to reduced engineering development costs associated with the Company’s MapcatSF medical device during 2019 partially offset by engineering costs associated with the Company’s CSV-2000 product.

Sales and Marketing

For the six months ended June 30, 2019, sales and marketing expenses were $764,028 compared to $984,464 for the six months ended June 30, 2018. The decrease in sales and marketing expenses of $220,436 or 22% compared to the prior period was primarily due to costs associated with engagement of a third-party contract sales organization in 2018. The contract sales agreement was cancelled during the second quarter of 2018.

General and Administrative

For the six months ended June 30, 2019, general and administrative expenses were $3,439,633 compared to $2,714,680 for the six months ended June 30, 2018. The increase of $724,953 or 27% compared to the prior period was primarily due to an increase in non-cash stock compensation costs during the current period of approximately $254,000. Additionally, expenses for corporate insurance, investor relations, labor, legal and professional fees, and travel have increased versus the prior period.

Interest Expense

For the six months ended June 30, 2019, interest expense was $251,637 compared to $1,545 for the six months ended June 30, 2018. The increase of $250,092 compared to the prior period was due primarily to the amortization of the valuation of the March 2019 convertible notes of $250,000 that was reflected as an expense when the notes were converted. There were no such costs for the comparable period in 2018.

Finance Cost Upon Issuance of Warrants

Finance costs for the six months ended June 30, 2019 of $415,955 include the following; (I) In March 2019, the Company issued warrants to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019). Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019.  The fair value of the warrants at the closing of the IPO was determined to be $436,034, of which $250,000 was recorded as a valuation discount, and $186,034 was recorded as a finance cost. (II) On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the Underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants at the date of issuance was determined to be $229,291 and was recorded as a finance cost. There were no such costs for the comparable period in 2018.

Change in Fair Value of Derivative Warrants

The change in fair value of the derivative warrant liability was a decrease of $227,832 for the six months ended June 30, 2019. There were no such costs for the comparable period in 2018. In March 2019, the Company issued warrants to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019). Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019 with a fair value of $436,034. Upon completion of the IPO on April 9, 2019, the exercise price and the number of warrants were fixed and the warrants no longer accounted for as liabilities. As such the fair value of the warrant liability of $359,683 was reclassified to equity and the remaining liability of $76,351 was recorded as a change in fair value of derivative liabilities in the Statements of Operations.

On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the Underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants will be remeasured at each reporting period, with the change in the fair value recognized in earnings in the accompanying Statements of Operations. The fair value of the warrants at the date of issuance was determined to be $229,291 and was recorded as a finance cost. As of June 30, 2019, the fair value of the warrant liability was determined to be $78,440 and the Company recorded a change in fair value of derivative warrants of $151,481 in the Statements of Operations.

Costs associated with extension of warrant expiration dates

During April and May of 2018, the Company offered exercise period extensions to stockholders who held warrants to purchase shares of common stock of the Company that were scheduled to expire on May 1, 2018. The Company recognized expense of $494,391 relating to the extension of the exercise period of the warrants using a Black-Scholes option-pricing model to estimate fair value.

Net Loss

For the six months ended June 30, 2019, the Company incurred a net loss of $4,437,177, compared to a net loss of $4,143,025 for the six months ended June 30, 2018. The increase in net loss of $294,152 or 7% compared to the prior year period was primarily due to an increase in non-cash stock compensation costs of approximately $254,000. In addition, expenses for corporate insurance, investor relations, labor, legal and professional fees, and travel have increased versus the prior period but were offset by the elimination of costs associated with engagement of a third-party contract sales organization in 2018.

Segment Information

The following tables set forth our results of operations by segment (results allocated to Other consist of non-cash stock compensation expense, depreciation and amortization, corporate legal fees, and the TDSI operations):

	For the Six Months Ended June 30, 2019
	Other	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$6,300	$204,382	$292,826	$503,508

Cost of goods sold	2,559	78,953	109,036	190,548

Gross profit	3,741	125,429	183,790	312,960

Operating expenses	1,959,838	2,003,320	347,219	4,310,377

Loss from operations	$(1,956,097)	$(1,877,891)	$(163,429)	$(3,997,417)

	For the Six Months Ended June 30, 2018
	Other	Medical Foods	Vision Testing Diagnostics	Total

Revenue	$-	$154,294	$259,524	$413,818

Cost of goods sold	-	72,238	94,817	167,055

Gross profit	-	82,056	164,707	246,763

Operating expenses	1,523,133	2,206,967	163,752	3,893,852

Loss from operations	$(1,523,133)	$(2,124,911)	$955	$(3,647,089)

For the six months ended June 30, 2019, revenue from our Medical Foods segment was $204,382 compared to $154,294 for the six months ended June 30, 2018, resulting in an increase of $50,088 or 32%. The increase reflects an increased customer base for Lumega-Z as the Company expands into new clinics. For the six months ended June 30, 2019, revenue from our Vision Testing Diagnostics segment was $292,826 compared to $259,524 for the six months ended June 30, 2018, resulting in an increase of $33,302 or 13%. The increase was due to increased distributor sales in 2019. The Company also earned $6,300 in diagnostic imaging services revenue from its TDSI business during the three months ended June 30, 2019, as shown in the Other category above.

Cost of Goods Sold

For the six months ended June 30, 2019, cost of goods sold from our Medical Foods segment was $78,953 compared to $72,238 for the six months ended June 30, 2018, resulting in an increase of $6,715 or 9%. For the six months ended June 30, 2019, cost of goods sold from our Vision Testing Diagnostics segment was $109,036 compared to $94,817 for the six months ended June 30, 2018, resulting in an increase of $14,219 or 15%. The increase for both segments results primarily from costs associated with the additional sales recorded in 2019 as compared to 2018.

Gross Profit

For the six months ended June 30, 2019, gross profit from the Medical Foods segment was $125,429 compared to $82,056 for the six months ended June 30, 2018, resulting in an increase of $43,373 or 53%. For the six months ended June 30, 2019, gross profit from the Vision Testing Diagnostics segment was $183,790 compared to $164,707 for the six months ended June 30, 2018, resulting in an increase of $19,083 or 12%. The increase is due to the additional sales recorded for both segments in the current year. Gross profit overall represented 62% of revenues for the six months ended June 30, 2019, versus 60% of revenue for the six months ended June 30, 2018. The increase in 2019 was due increased sales and to pricing and product mix changes in 2019.

Liquidity and Capital Resources

Since its formation in 2009, the Company has devoted substantial effort and capital resources to the development and commercialization activities related to its lead product Lumega-Z and its MapcatSF medical device. As a result of these and other activities, the Company utilized cash in operating activities of $2,493,696 during the six months ended June 30, 2019. The Company had working capital of $2,326,641 at June 30, 2019. As of June 30, 2019, the Company had cash in the amount of $2,368,645 and no available borrowings. The Company’s financing has historically come primarily from the issuance of convertible notes, promissory notes and from the sale of common and preferred stocks.

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

The Company will continue to incur significant expenses for continued commercialization activities related to Lumega-Z, the MapcatSF medical device, VectorVision products, the TDSI business and with respect to efforts to continue to build the Company’s infrastructure. Development and commercialization of medical foods and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. On April 9, 2019, the Company completed the IPO, resulting in net cash proceeds of $3,888,000 to the Company. The Company is seeking to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(2,493,696)	$(2,424,058)
Net cash used in investing activities	(58,934)	(187,073)
Net cash provided by (used in) financing activities	4,250,327	(57,734)
Net increase (decrease) in cash	$1,697,697	$(2,668,865)

Operating Activities

Net cash used in operating activities was $2,493,696 during the six months ended June 30, 2019, versus $2,424,058 used during the comparable prior year period. Cash in both periods was used for used for engineering, corporate insurance, investor relations, labor, legal and professional fees, travel and other operating costs.

Investing Activities

Net cash used in investing activities was $58,934 for the six months ended June 30, 2019 and $187,073 for the six months ended June 30, 2018. In June 2019, we purchased medical imaging equipment for use in our TDSI business. In January 2018, we acquired the rights to a trademark portfolio for $50,000. In addition, we purchased a trade show booth in February 2018 and have invested in MapCatSF equipment and internal-use software development.

Financing Activities

Net cash provided by financing activities was $4,250,327 for the six months ended June 30, 2019 was due primarily to the completion of our IPO, which resulted in net proceeds of $3,888,000. In addition, in March 2019, the Company issued $350,000 in promissory and convertible promissory notes and received cash of $131,875 from the exercise of warrants. These proceeds were partially offset by payment of $100,000 to settle a promissory note. Net cash used in financing activities was $57,734 for the six months ended June 30, 2018 was due primarily to our payoff of a line of credit balance that had been assumed during our 2017 VectorVision acquisition.

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

Off-Balance Sheet Arrangements

At June 30, 2019 and December 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the second quarter ended in 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on its business, operating results, cash flows or financial condition. The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at June 30, 2019 with respect to such matters.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following securities were sold pursuant to the exemption afforded under Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933. There were no placement agents or underwriters for any of the following private placements.

On April 9, 2019, the Company granted our CEO, Michael Favish, 1,250,000 common stock shares issuable upon the exercise of a common stock purchase option with a per share exercise price of $4.40 per share and a five-year term. The option vests ratably on the last day of each calendar quarter following the date of grant over a period of three (3) years and is subject to Mr. Favish remaining employed with the Company on the applicable vesting dates.

On April 9, 2019, the Company issued 109,038 shares of common stock upon the conversion of promissory notes of $250,000 that were mandatorily convertible upon the completion of the IPO.

On April 12, 2019, an investor exercised warrants for 26,250 shares of common stock. The warrants were exercisable for $0.50 per share, and the Company received $13,125 in cash.

On April 5 and 17, 2019, investors exercised a total of 275,000 warrants on a cashless basis resulting in the issuance of 229,365 shares of common stock. The warrants were exercisable for $0.50 and $2.00 per share.

As compensation for services rendered, the Company issued a total of 54,390 shares of common stock in April, May, and June 2019.

On May 6, 2019, an investor exercised warrants for 125,000 shares of common stock. The warrants were exercisable for $0.50 per share, and the Company received $62,500 in cash.

On May 20, 2019, an investor exercised a total of 50,000 warrants on a cashless basis resulting in the issuance of 33,108 shares of common stock. The warrants were exercisable for $0.50 per share.

On May 21, 2019, an investor exercised warrants for 50,000 shares of common stock. The warrants were exercisable for $0.50 per share, and the Company received $25,000 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2019.

Signature	Title	Date

/s/ Michael Favish	CEO, President and	August 12, 2019
Michael Favish	Chairman of the Board (Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting Officer	August 12, 2019
John Townsend	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

*	A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

