Form 10-K
period 2019-12-31
Guardion Health Sciences, Inc.
filed 2020-03-30
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

On June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $20.8 million.

As of March 27, 2020, there were 85,264,962 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below, as well as those listed in Item 1A. Risk Factors.

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

PART I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Guardion” the “Company” and the “Registrant” refer to Guardion Health Sciences, Inc. and its subsidiaries.

Overview

The Company is a specialty health sciences company (1) that has developed medical foods and medical devices in the ocular health space and (2) that is developing nutraceuticals that the Company believes will provide supportive health benefits to consumers.

Medical Foods:

●	Lumega-Z®: The Company formulates and distributes Lumega-Z®, which is designed to replenish and restore the macular protective pigment. A depleted macular protective pigment is a modifiable risk factor for retina-based diseases such as adult dry macular degeneration (“AMD”) and computer vision syndrome (“CVS”). The Company believes this risk may be modified by taking Lumega-Z to maintain a healthy macular protective pigment. Additionally, early research has shown a depleted macular protective pigment to be a biomarker for neurodegenerative diseases such as Alzheimer’s disease and dementia.

●	GlaucoCetinTM : In November 2018, the Company launched its second medical food product, GlaucoCetinTM. The Company believes GlaucoCetinTM is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells and improve blood flow in the ophthalmic artery in patients with glaucoma. The parent compound of GlaucoCetinTM, called “GlaucoHealth,” was designed by Robert Ritch, M.D., one of the Company’s Medical Advisory Board members.

Medical Devices:

●	MapcatSF®: The Company invented a proprietary technology, embodied in the Company’s medical device, the MapcatSF®, that accurately measures the macular pigment optical density (“MPOD”). On November 8, 2016, the United States Patent and Trademark Office (“USPTO”) issued patent number 9,486,136 for the MapcatSF invention. Using the MapcatSF to measure the MPOD allows one to monitor the increase in the density of the macular protective pigment after taking Lumega-Z. The MapcatSF device is a Class I medical device under the U.S. Food and Drug Administration (“FDA”) classification scheme for medical devices, which the Company has determined does not require pre-market approval. The Company’s focus is to deploy the MapcatSF in clinics accompanied by trained technicians to conduct the MPOD measurements and collaborate with the physicians treating their patients. The Company maintains ownership and possession of the MapcatSF when used in this fashion but will sell the device to physicians upon request.

●	VectorVision and CSV-1000: In September 2017, the Company, through its wholly-owned subsidiary VectorVision Ocular Health, Inc., acquired substantially all of the assets and certain liabilities of VectorVision, Inc., a company that specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study (“ETDRS”) visual acuity testing. VectorVision’s standardization system is designed to provide the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing for use by eye doctors in clinical trials, for real-world vision evaluation, and industrial vision testing. The acquisition expands the Company’s technical portfolio. The Company believes the acquisition of VectorVision, through which it added the CSV-1000 to its product portfolio, further establishes its position at the forefront of early detection, intervention and monitoring of a range of eye diseases. Although the CSV-1000 will continue to be sold, the Company plans to put a greater focus on sales and marketing efforts of the new CSV-2000.

●	CSV-2000: In September 2019, the Company announced that it completed development of its new proprietary, digital CSV-2000 standardized contrast sensitivity testing device. The Company believes that the CSV-2000 is the only computer-generated vision testing instrument available that will provide the optical marketplace with the Company’s proprietary, industry-standard contrast sensitivity test, along with a full suite of standard vision testing protocols. The proprietary standardization methodology incorporated into the CSV-2000 includes a patented technology known as AcQviz, embodied in its own device, that automatically and constantly measures and adjusts screen luminance to a fixed standard light level for vision testing. The Company began selling the new CSV-2000 and AcQviz devices at the end of the first quarter of 2020.

Nutraceuticals:

●	NutriGuard Acquisition: In September 2019, the Company, through its wholly owned subsidiary NutriGuard Formulations, Inc., acquired NutriGuard Research, Inc. The Company intends to build a portfolio of nutraceutical products under the NutriGuard brand by developing new formulations and marketing its products to patients directly through direct to consumer (“DTC”) channels and through recommendations by their physicians.

●

acuMMUNE: The first new nutraceutical product under development is acuMMUNE, designed with the objective of supporting effective immune function. acuMMUNE has been specially formulated with ingredients that have been shown in studies to support interferon-mediated anti-viral mechanisms, which are important components of the body’s immune response during viral infections.* The Company is currently in the process of arranging for the manufacture and packaging of acuMMUNE at contract facilities in the United States and expects that this product will be available for sale beginning in approximately April 2020. The Company anticipates that acuMMUNE will also be available for export to various international markets shortly thereafter.

*This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.

●	In addition to NutriGuard’s acuMMUNE product, a Malaysian company has contracted with NutriGuard to develop a proprietary formula to meet the demands of the Malaysian company’s customers for an immune-supportive product. Each unit of the product will consist of two (2) bottles packaged together, one named Astramune-H and one named Astramune-V. The formula will be designed to provide both immuno-supportive and anti-inflammatory benefits to its users.

Transcranial Doppler Ultrasound Services:

●	TDSI: In August 2018, the Company created a wholly owned subsidiary, Transcranial Doppler Solutions, Inc. (“TDSI”). TDSI is dedicated to the pursuit of early predictors of eye diseases. The Company believes the ultrasound diagnosis of the vasculature of the brain is a valuable therapeutic intervention for practitioners and their patients, and the Company hopes that this business line will result in additional revenue streams generated from the testing and sale of Company products to appropriate customers. TDSI has established operations with selected clinics and is sending trained sonographers to conduct transcranial doppler ultrasound (“TCD”) services on the physicians’ patients at these initial facilities. The Company is working on expanding its client base by contacting and visiting new facilities to educate physicians on the benefits of the TCD service to facilitate scheduling additional facilities. The Company intends to target more fee-for-service practices that cater to cash paying patients.

Background

Medical Foods

Medical foods are not considered to be either dietary or nutritional supplements. The Company believes that there is an increasing level of acceptance of medical foods as a primary therapy by patients and healthcare providers to manage pain syndromes, sleep and cognitive disorders, obesity, hypertension, and viral infection. In clinical practice, medical foods are being prescribed as both a standalone therapy and as an adjunct therapy to low doses of commonly prescribed drugs. The Company believes that medical foods will continue to grow in importance over the coming years.

Lumega-Z® is a medical food product that has a patent-pending formula that is designed to replenish and restore the macular protective pigment simultaneously delivering critical and essential nutrients to the eye. Management believes, based on review of products on the market and knowledge of the industry, that Lumega-Z is the first liquid ocular health formula to be classified as a medical food (as defined in Section 5(b) of the “Orphan Drug Act”). However, the FDA has not monitored nor approved Lumega-Z as a medical food. Formulated by Dr. Sheldon Hendler in 2010, modifications were made over a two-year period to improve the taste and method of delivery. The current formulation has been delivered to patients and used in clinics since 2014.

Lumega-Z is must be administered under the supervision of a physician or professional healthcare provider. In order to reach the large, expanding AMD patient population, the Company primarily markets Lumega-Z to patients through ophthalmologists and optometrists.

The patients come from a combination of the three initial testing sites, healthcare provider sites where the MapcatSF® has been demonstrated, patients that have found Lumega-Z online and through other patient referrals, healthcare provider sites administering Lumega-Z to their patients without use of the MapcatSF, and MapcatSF devices recently placed in additional healthcare facilities. Patients take Lumega-Z under the supervision of their physician.

Nearly half of Americans have low MPOD, a risk factor for AMD. As the MapcatSF is specifically designed to measure the MPOD, the Company and the physicians that utilize the MapcatSF are able to observe changes in that macular protective pigment density in patients who are taking Lumega-Z. The Company encourages sites using the MapcatSF to provide the Company anonymized data on the MPOD readings. Anecdotal reports from physicians indicate improvements in their patients such as increased visual function, a noticeable halt in the progression of the patient’s AMD, improvement in glare and contrast sensitivity, and stabilization and improvement of vision. No adverse effects of taking Lumega-Z have been reported by any of the physicians administering Lumega-Z to their patients.

Lumega-Z® has been used in Institutional Review Board (“IRB”)-approved patient studies to examine its effectiveness. The study was conducted by research scientists at the Western University College of Optometry to evaluate the visual benefits of Lumega-Z in one group of patients as compared to a group of patients taking AREDS 2 soft gel supplements. Each patient has retinal drusen and was at risk of developing AMD. The results of the study were presented at the Association for Research in Vision and Ophthalmology (“ARVO”) 2019 annual meeting and showed improvements in visual function (“CSF”) in the group of patients taking Lumega-Z that were statistically significant. The patients taking AREDS 2 showed no statistical change. Data was also presented at ARVO on a separate study that showed patients with drusen and at risk of vision loss from macular degeneration who were treated with Lumega-Z for 6 months showed improvements in vision, as measured by contrast sensitivity. Similar patients treated with standard over-the-counter AREDS2 gel caps showed no change.

The number of patients regularly ordering Lumega-Z continues to increase as new healthcare providers have begun working with the Company, with a concurrent rise in patients set on an auto-ship program for delivery every four weeks. The Company’s operations, to date, indicate that each MapcatSF® deployed in a clinic can generate an average of 75 new customers for its Lumega-Z product over a period of approximately 90 days when a MapcatSF is deployed in a small, low volume clinic. The Company has determined that the value of the MapcatSF is through this utilization. The Company intends to continue to deploy the MapcatSF in this fashion, with a focus of assigning the MapcatSF to clinics to build and maintain relationships with the clinics rather than selling the MapcatSF devices.

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

The Company believes that there is an increasing level of acceptance of medical foods as a primary therapy by patients and healthcare providers to manage pain syndromes, sleep and cognitive disorders, obesity, hypertension, and viral infection. In clinical practice, medical foods are being prescribed as both a standalone therapy and as an adjunct therapy to low doses of commonly prescribed drugs. From a regulatory standpoint, the FDA took steps in 1988 to encourage the development of medical foods by regulating this product category under the Orphan Drug Act. The term “medical food” as defined in Section 5(b) of the Orphan Drug Act is a “food which is formulated to be consumed or administered internally (by mouth) under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.” This definition was incorporated by reference into the Nutrition Labeling and Education Act of 1990.

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

The Company distributes its medical food products through E-commerce in an online store that is operated at www.guardionhealth.com. Information about VectorVision products can be found at www.vectorvision.com. Information about NutriGuard Formulations products can be found at www.nutriguard.com.

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

Medical foods consist of food-based ingredients that are part of the normal human diet and are Generally Recognized as Safe (“GRAS”) under FDA standards. Medical foods must make claims for which there is scientific evidence that nutrient deficiencies cannot be corrected by normal diet. All ingredients must be designated GRAS and used in therapeutic concentrations to address the particular nutritional needs of the patient. Medical foods are taken under the supervision of a physician or professional healthcare provider who monitors and adjusts the food ‘dosage.’ In addition, under FDA guidelines and congressionally approved laws, medical foods do not require FDA preapproval but undergo continuous FDA monitoring and approval of label claims. Even though pre-market FDA approval is not required for a medical food, the official requirements and responsibilities for the manufacturer, in terms of safety, are greater than for dietary supplements, including solid scientific support for the formula as a whole. For these reasons, medical foods have greater guarantees of efficacy. In contradistinction, dietary supplements, such as vitamins, minerals and botanicals, do not require FDA preapproval, cannot make disease claims, are intended for normal people without disease and cannot claim that they prevent, mitigate or treat a given disease. Dietary supplements do not require physician supervision and can be administered to a person that can self-administer the supplement without supervision.

Based on the advice of intellectual property counsel and regulatory affairs consultants, the Company believes that Lumega-Z and GlaucoCetin are properly categorized as medical foods. While the Company believes it is unlikely the FDA would conclude otherwise, if the FDA determines Lumega-Z or GlaucoCetin should not be defined as a medical food, the Company would need to relabel and rebrand that product. The Company believes there would be minimal impact on its operations and financial condition if it were required to change labeling and packaging back to that of a dietary supplement. While reclassification and the subsequent relabeling and rebranding would be an added cost to operations, it would not change the use or effectiveness of Lumega-Z or GlaucoCetin, although there is a chance that certain physicians may choose not to recommend Lumega-Z or GlaucoCetin to their patients or that certain consumers may choose not to buy Lumega-Z or GlaucoCetin if they are not classified as medical foods.

Medical Devices - Testing Industry Overview

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

The variability described above has caused the FDA and other agencies to require standardized test lighting for vision tests. Because VectorVision specializes in the standardization of vision tests, VectorVision is the only company that offers fully standardized vision testing products that ensure consistent, repeatable and highly accurate results. The CSV-1000 device offers auto-calibrated tests to ensure the correct testing luminance and contrast levels for consistent, highly accurate and repeatable results, which is why the VectorVision instruments can detect and quantify subtle changes in vision. Consistency, repeatability and accuracy are also why the VectorVision CSV-1000 instrument is used worldwide by eye doctors in more than 60 countries to accomplish contrast sensitivity testing. The Company’s research has revealed there are no competing products that offer auto-calibration of ambient illumination. Competitive devices do not allow for variations in ambient light levels, resulting in variability of test results due to the environment in which the testing is performed. The CSV-1000 uses self-calibrated test lighting. The self-calibrated test lighting is proprietary. The self-calibrated test lighting technology is a proprietary and patented technology known as AcQviz, which tests the faces of the CSV-1000 and CSV-2000 and automatically and constantly measures and adjusts screen luminance to a fixed standard light level for vision testing. The test faces of the CSV-1000 are proprietary and their intellectual property is protected under copyright and trade secret law. CSV-1000 is currently sold worldwide, and the Company expects this global distribution to continue. There is a training requirement in incorporating the CSV-1000 and the CSV-2000 device into clinical practice, which the Company plans to provide as part of its commercialization strategy.

Nutraceutical Industry Overview

A dietary supplement is a defined in the Dietary Supplement Health and Education Act, enacted in 1994 (“DSHEA”), as “a product (other than tobacco) intended to supplement the diet that bears or contains one or more of the following dietary ingredients: vitamins, minerals, amino acids, herbs or other botanicals; a concentrate, metabolite, constituent, extract or combination of the ingredients listed above. Dietary supplements are intended to be taken orally and are labeled on the front panel as being a dietary supplement.

DSHEA places dietary supplements in a special category under the general umbrella of “foods,” not drugs, and requires the product to be labeled as a “dietary supplement.” The terms “dietary supplement” and “nutraceutical” are often used interchangeably.

Under DSHEA, a company is responsible for determining that the dietary supplements it manufactures or distributes are safe and that any representations or claims made about them are substantiated by adequate evidence to show that they are not false or misleading. Dietary supplements do not need approval from FDA before they are marketed, although “new dietary ingredients” do require premarket review by FDA. This allows companies to bring products to market in less time and with less cost than is required for drug approval from the FDA.

Competitive Advantage and Strategy

Medical Foods

There are no research-validated pharmaceutical solutions for slowing the progression of adult dry macular degeneration (“AMD”). As a result, it is necessary for physicians to recommend Age-Related Eye Disease Study (“AREDS”)-based supplements to AREDS-based AMD patients. However, more than 90% of all AREDS-based nutritional products currently on the market are in tablet, capsule and gel capsule form. As previously discussed, tablets, capsules and gel capsules have a low efficiency of absorption.

Lumega-Z is a medical food designed to enhance the bioavailability of “difficult to absorb” ingredients like carotenoids. In contrast to other formulations, Lumega-Z is a liquid formulated using a proprietary molecular micronization process (“MMP”) to maximize efficiency of absorption and to minimize compatibility issues. The MMP is a proprietary homogenization process whereby the particle size of the ingredients is reduced to facilitate more efficient absorption into the body. In clinical studies, Lumega-Z has been shown to deliver nearly four times times more carotenoid into the bloodstream compared to standard supplements (See Richard Bone, Pinakin G Davey, David Evans. Serum, macular pigment and visual function response to commercially available supplements: IOVS (Investigative Ophthalmology and Vision Science) ARVO).

Medical Devices

The MapcatSF has been installed in several teaching and ocular research facilities, such as the Illinois College of Optometry (“ICO”), the New York Eye and Ear Infirmary, and the Rosenberg School of Optometry at the University of the Immaculate Word. The Company’s focus is to deploy the MapcatSF in clinics accompanied by trained technicians to conduct the MPOD measurements and collaborate with the physicians treating their patients.

VectorVision specializes in the standardization of vision tests, specifically, contrast sensitivity, glare testing and early treatment diabetic retinopathy study, or ETDRS, acuity. The variability in test lighting has caused the FDA and other agencies to require standardized test lighting for vision tests. Contrast sensitivity testing measures how people see in the real world. A depleted macular pigment greatly affects contrast sensitivity. Research suggests that contrast sensitivity is a better measure than standard acuity tests for real-world vision applications such as military pilots and highway driving. The Company believes that VectorVision is the only company that offers fully standardized vision testing products that ensure consistent, repeatable and highly accurate results. These qualities are why the VectorVision instruments can detect and quantify subtle changes in vision, and why the VectorVision CSV-1000 instrument is used worldwide by eye doctors in more than 60 countries to accomplish contrast sensitivity testing. On July 10, 2018, the USPTO issued US Patent No. 10,016,128, titled Method and Apparatus for Visual Acuity Testing. This patent describes an invention pertaining to automatic light calibration of the display screens used for vision testing. The Company owns this patent, and its VectorVision CSV-1000 device embodies this invention. On July 17, 2018, the USPTO issued US Patent No. 10,022,045, also titled Method and Apparatus for Visual Acuity Testing, which describes a methodology to continuously calibrate display monitors to automatically hold display luminance constant for vision testing. This second patent also covers a methodology to compensate for other testing factors, such as room illumination and when patients view the vision test through a mirror, which is a common practice in eye doctors’ offices worldwide. The Company also owns this patent. The Company’s new AcQviz device embodies this invention, which is now used in conjunction with the VectorVision CSV-1000 device.

The Company believes the CSV-1000 is the current standard of care for clinical practice. The Company recently announced it is preparing to launch the new CSV-2000, which is an enhanced, electronic version of the CSV-1000. There is a training requirement in incorporating the CSV-1000 and CSV-2000 device into clinical practice, which the Company plans to provide as part of its commercialization strategy.

The CSV-1000 and CSV-2000 use self-calibrated test lighting. The self-calibrated test lighting technology is a proprietary and patented technology known as AcQviz, which tests the faces of the CSV-1000 and CSV-2000 and automatically and constantly measures and adjusts screen luminance to a fixed standard light level for vision testing. Although the CSV-1000 will continue to be sold, the Company plans to put a greater focus on sales and marketing efforts of the new CSV-2000 in the first quarter of 2020. There can be no assurances that the marketing efforts will be successful and sales of the CSV-2000 will be comparable or exceed sales of the CSV-1000.

Nutraceuticals

The Company intends to build a portfolio of nutraceutical products under the NutriGuard brand by developing new condition-specific formulations and marketing the NutriGuard products to patients directly through direct to consumer (“DTC”) channels and make the NutriGuard products available to patients through recommendations by their physicians.

NutriGuard intends to formulate high quality scientifically credible nutraceuticals with a goal to become a globally respected and physician-preferred nutraceuticals brand. The Company believes its nutraceuticals can play an important role in optimizing, preserving and restoring health.

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

Sales Force

The Company has made a number of recent changes to its sales force and sales efforts. The Company now has new sales leadership with extensive industry experience. The Company currently has a sales force of account managers who are trained healthcare providers including NDs and physician assistants. The last of the new sales staff was put in place mid-March 2020.

While the Company has been developing the NutriGuard website, the Company is currently promoting the NutriGuard line.

International Expansion Strategy

Retinal diseases that include macular degeneration, glaucoma and diabetic retinopathy are not exclusive to the United States. The Company believes there is great interest internationally to find non-pharmacologic treatments for these diseases. The largest market opportunity is China where some of these diseases are at substantial levels. The Company intends to explore opportunities and channels to enter this expansive market. The Company is also looking to expand the NutriGuard line to international markets.

Ocular Care

Based on management’s knowledge of the industry, the Company believes that Lumega-Z is the only medical food in the ocular health space. The most analogous products on the market are dietary supplements. While the medical food category is well established and growing for certain diseases or disorders (for example, inborn errors of metabolism, metabolic syndrome, gastrointestinal disorders, and neurological disorders), there are currently no medical foods other than Lumega-Z specifically addressing ocular health. Thus, with regard to the ocular health market no such data is available regarding medical foods. The most comparable industry is dietary supplements. In an attempt to illustrate the market potential for Lumega-Z, the Company has examined ocular health products in the dietary supplement market as the closest appropriate data set available. The use of dietary supplements to enhance health and well-being is a longstanding and increasing trend. According to industry sources, up to 52% of adults in the United States have reported taking nutritional supplements. Worldwide sales of supplements surpassed $132 billion in 2016. Supplementation has recently generated much interest among health professionals in a relatively new area, the prevention and slowing of the AMD epidemic.

U.S. Statistics

●	According to Ocular Surgery News, there are 4 million cataract surgeries in the United States each year.
●	According to the BrightFocus Foundation, more than three million Americans are living with glaucoma, 2.7 million whom are aged 40 and older.
●	According the American Glaucoma Society, over 27 million people are affected with glaucoma in the U.S. alone.
●	According to the American Society of Retina Specialists an estimated 15 million Americans had AMD as of 2016.
●	According to Am Fam Physician, one in three people in the U.S. over age 65 will develop AMD or some vision-reducing eye disease.
●	MarketScope indicates that US ophthalmology practices are comprised of approximately 18,000 individual optometrists, approximately 10,000 individual ophthalmologists, and approximately 7,000, 5,000, and 2,000 optometrist groups, ophthalmologist groups, and retail establishments, respectively.

Worldwide Statistics

●	According to Bekryl Market Analysts, the “Global Medical Foods Market” was valued at $11.1 billion in 2018 and will exceed $17.5 billion by 2028. North America was expected to account for 33% of global sales in 2018.
●	According to the International Council of Ophthalmology, AMD is the third leading cause of blindness throughout the world, exceeded only by cataracts and glaucoma.
●	BrightFocus Foundation has indicated that globally, 60.5 million people had glaucoma in 2010. Due to the aging of the world’s population, BrightFocus Foundation has indicated that this number may increase to almost 80 million by 2020.
●	According to Transparency Market Research, the global glaucoma therapeutics market was valued at over $5.9 billion in 2017 and is projected to expand at a compound annual growth rate of 2.9% from 2018 to 2026.
●	According to South China Morning Post, 22 million AMD patients are Chinese patients which account for approximately 18% of global Glaucoma patients.
●	BrightFocus Foundation has indicated that globally, AMD is expected to reach 196 million people worldwide by 2020 and increase to 288 million by 2040.
●	BrightFocus Foundation estimates the global cost of visual impairment due to AMD is $343 billion, including $255 billion in direct health care costs, and estimates the direct health care costs of visual impairment due to AMD in the U.S., Canada and Cuba to be approximately $98 million.
●	BrightFocus Foundation estimates the global cost of vision loss due to all causes to be nearly $3 trillion for the 733 million people living with low vision and blindness worldwide. BrightFocus Foundation also estimates the direct costs for vision loss due to all causes was $512.8 billion in North America alone, with indirect costs of $179 billion.

●	GlobalData indicates that the potential global market of AMD is currently estimated at $5 billion and expected to reach $11.5 billion by 2026.
●	According to Sohu, in China there are 36,342 Ophthalmologists and 3,950 Optometrists.
●	According to Springer approximately 25 to 30 million people are affected worldwide by AMD.
●	The prevalence of AMD appears to be lower and more variable in the developing nations as compared to more developed countries. Healthcare experts believe this will likely change for the worse with increasing life expectancy, changing lifestyles and increase in viewing computer monitors and other devices.

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

The MapcatSF® has demonstrated itself to be an effective tool to promote Lumega-Z. The Company has determined that the value of the MapcatSF is through this utilization. The Company intends to continue to deploy the MapcatSF in this fashion, with a focus of assigning the MapcatSF to clinics to build and maintain relationships with the clinics and assist the physicians in making a determination to recommend Lumega-Z to their patients. The Company believes that continued deployment of MapcatSF devices in this fashion will build effective relationships with physicians and their clinics, expand the awareness of the Company’s products and increase sales of Lumega-Z.

Marketing the CSV-1000 and CSV-2000 to Practitioners

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

The Company expects to continue to sell the CSV-1000 for the foreseeable future. The CSV-2000 is not yet approved by the local organizations equivalent to the FDA in many countries, and this process can take up to one or more years. The CSV-1000 will continue to be sold exclusively in those countries during that time period. The first unit of the CSV-2000 was shipped in the first quarter of 2020.

Proprietary Technology and Intellectual Property

Patents

The Company currently owns and has exclusive rights to 4 U.S. patents and 2 U.S. patent applications and 5 foreign patents and 3 foreign patent applications covering its products and product candidates.

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

Trademarks

The Company utilizes trademarks on all current products and believes that having distinguishing marks is an important factor in marketing its products. The Company has six U.S. registered trademarks on the principal register at the USPTO. These marks are listed below. The Company has two foreign registered trademarks for its products and product candidates at this time and is evaluating whether additional foreign trademark protection is appropriate. U.S. trademark registrations are generally for fixed, but renewable, terms. The Company also has common law trademark rights for the use of its marks, including common law trademark rights to the NUTRIGUARD mark.

Copyrights

In addition to patent and trademark protection, VectorVision has three copyrights registered with the U.S. Copyright Office relating to the CSV-1000 and CSV-2000 medical devices. VectorVision also has common law copyright protection on the testing charts contained in the CSV-1000 and CSV-2000 medical devices, which includes Vision Testing Chart #1, Vision Testing Chart #2 and Vision Testing Chart #3.

Medical Foods, Medical Device and Nutraceuticals Manufacturing and Sources and Availability of Raw Materials

The Company outsources the manufacturing of its medical food products, nutraceutical product line and medical devices to contract manufacturers. The Company processes orders through purchase orders and invoices with each manufacturer. The Company believes that there are multiple alternative sources, suppliers and manufacturers available for its products in the event of a termination or a disagreement with any current vendor.

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

The Company’s medical food products are defined and regulated by the FDA. The term medical food is a “food which is formulated to be consumed or administered enterally, or by mouth, under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.” The FDA advises that it considers the statutory definition of medical foods to “narrowly” constrain the types of products that fit within the category of food (see May 2007 Guidance, and Food Labeling; Reference Daily Intakes and Daily Reference Values; Mandatory Status of Nutrition Labeling and Nutrition Content Revision proposed rule). This is a Final Rule and binding regulation on nutrition labeling for conventional foods.

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

Marketing: A medical food is a food product, thus the FDA does not regulate advertisements and promotional activities according to the pharmaceutical statutes and regulations; there is no side effects disclaimer or fair balancing required, as in direct to consumer (“DTC”) advertising of drugs on television. However, the FDA has a very broad definition of “labeling”; thus, all promotional materials, including websites, are under the authority, monitoring and enforcement of FDA. The Federal Trade Commission (“FTC”) also has joint jurisdiction with the FDA over food products, per a 1983 Memorandum of Understanding. Thus, all advertising claims, both express and implied, must be true, accurate, well-substantiated, and not misleading.

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

Nutraceutical Regulation

The FDA regulates foods, food additives, drugs and cosmetics. Unlike pharmaceutical drugs and conventional foods, nutraceuticals are regulated as “dietary supplements” under the Dietary Supplement, Health and Education Act of 1994 (“DSHEA”) as a separate regulatory category of food. Before the DSHEA, dietary supplements were subject to the same regulatory requirements as were other foods. DSHEA amended the FDCA to create a new regulatory framework for the safety and labeling of dietary supplements. Under DSHEA, a company is responsible for determining that the dietary supplements it manufactures or distributes are safe and that any representations or claims made about them are substantiated by adequate evidence to show that they are not false or misleading. Dietary supplements do not need approval from FDA before they are marketed. Except in the case of a “new dietary ingredient,” where pre-market review for safety data and other information is required by law, a firm does not have to provide FDA with the evidence it relies on to substantiate safety or effectiveness before or after marketing a product. In addition, there is a requirement for manufacturers to register pursuant to the Bioterrorism Act with FDA before producing or selling supplements. In June 2007, FDA published regulations for Current Good Manufacturing Practices (“cGMP”) for those who manufacture, package, label or hold dietary supplement products. These regulations focus on practices that ensure the identity, purity, quality, strength and composition of dietary supplements.

Congress defined the term “dietary supplement” in DSHEA as “a product (other than tobacco) intended to supplement the diet that bears or contains one or more of the following dietary ingredients: vitamins, minerals, amino acids, herbs or other botanicals; a concentrate, metabolite, constituent, extract or combination of the ingredients listed above.” A dietary supplement is a product taken by mouth that contains a “dietary ingredient” intended to supplement the diet. The “dietary ingredients” in these products may include vitamins, minerals, herbs or other botanicals, amino acids, and substances such as enzymes, organ tissues, glandulars, and metabolites and can also be extracts or concentrates. Dietary supplements are produced in the form of tablets, capsules, softgels, gelcaps, liquids, or powders. Dietary supplements can also be in other forms, such as a nutrition bar, but if they are in another form, information on their label must not represent the product as a conventional food or a sole item of a meal or diet. Regardless of form, DSHEA places dietary supplements in a special category under the general umbrella of “foods,” not drugs, and requires the product to be labeled as a “dietary supplement.”

According to the FDA, a drug is an article intended to diagnose, cure, mitigate, treat or prevent disease. While nutraceuticals are not intended to cure or treat disease, both dietary supplements and drugs are intended to affect the structure or function of the body. Dietary supplements that contain structure/function claims on their labels must bear the disclaimer: “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease.” The manufacturer is responsible for ensuring the accuracy and truthfulness of these claims; they are not approved by FDA. Moreover, dietary supplements are supposed to enhance the diet, not be used as a conventional food or as the sole item of a meal or diet, and not supposed to be taken alone as a substitute for any food or medicine.

The DSHEA requires that a manufacturer or distributor notify FDA if it intends to market a dietary supplement in the U.S. that contains a “new dietary ingredient.” The manufacturer and distributor must demonstrate to FDA why the ingredient is reasonably expected to be safe for use in a dietary supplement, unless it has been recognized as a food substance and is present in the food supply. A new dietary ingredient is an ingredient marketed after October 15, 1994. There is no authoritative list of dietary ingredients that were marketed before October 15, 1994. Therefore, manufacturers and distributors are responsible for determining if a dietary ingredient is “new,” and if it is not, for documenting that the dietary supplements its sells, containing the dietary ingredient, were marketed before October 15, 1994. The DSHEA states that the manufacturer is responsible for the safety evaluation of the product. If the dietary supplement contains a new ingredient, the manufacturer must inform FDA that the new ingredient “can reasonably be expected to be safe” within 75 days of going to market. This notice must provide information that supports the manufacturer’s conclusion that the ingredient is safe. It is up to the FDA to prove that a dietary supplement is unsafe after it is marketed.

A dietary supplement is adulterated if, among other things, it or an ingredient in it presents a “significant or unreasonable risk of illness or injury” when used as directed or contains a new ingredient for which there is insufficient information to provide assurance that the ingredient does not present any significant or unreasonable risk of illness or injury. The DSHEA also has labeling requirements for dietary supplements including requiring information on the label such as: (1) name of each ingredient; (2) quantity of each ingredient; (3) total weight of all ingredients, if a blend; (4) identity of the plant part used; (5) the term “Dietary Supplement;” (6) nutritional labelling information (calories, fat, sodium, etc.).

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

The Company is registered with the FDA as a medical device manufacturer under registration number 3010367547. The MapcatSF is listed with the FDA as a Class I medical device. With the assistance of regulatory affairs consultants, the Company has determined the relevant predicate device for the MapcatSF is the MPS II, the applicable product code for the MapcatSF is HJW and the applicable Code of Federal Regulation is 886.1050. The FDA has determined that this particular predicate device, and related product code, is a Class I medical device. Based on this, the Company believes the MapcatSF is correctly classified as a Class I medical device, is a safe medical device with a very low potential risk of injury to a patient and does not require any premarket approval. As a Class I medical device, the MapcatSF is a safe medical device with a very low potential risk of injury to a patient. This device does not require any premarket approval.

VectorVision is registered with the FDA as a medical device manufacturer under registration number 1527853. The CSV-1000 and the ESV-3000 medical devices are listed with the FDA as Class I medical devices. The applicable product code for these devices is HOX and the applicable Code of Federal Regulation is 886.1150. As Class I medical devices, the CSV-1000 and the ESV-3000 are safe medical devices each with a very low potential risk of injury to a patient. These devices do not require any premarket approval.

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

1. Medical Foods, and Medical Devices. These products are neither prescription drugs nor are they reimbursable under any federal program at present. The federal Stark Law is thus inapplicable. Further, the Company’s believes that these products are also not covered under any potentially applicable state Stark Laws. The federal Stark Law, however, includes an exception for the provision of in-office ancillary services, including a physician’s dispensing of outpatient prescription drugs, provided that the physician meets specified requirements. To the extent that the products might become reimbursable under a federal program, or otherwise become covered under the Stark Law, the Company believes that the physicians who use the Company’s medical device, the MapcatSF, purchase the CSV-1000, CSV-2000 or ESV-3000, or recommend its medical foods, Lumega-Z and GlaucoCetin, to their patients are aware of these requirements. However, the Company does not monitor their compliance and has no assurance that the physicians are in material compliance with Stark II. If it were determined that the physicians who use the Company’s medical device or prescribe medical foods purchased from the Company were not in compliance with Stark II, it could potentially have an adverse effect on the Company’s business, financial condition and results of operations.

2. The TCD Testing Business. The TCD tests performed by the Company can be reimbursed by Medicare or Medicaid and otherwise constitute a Stark covered DHS, which include diagnostic testing. In conducting TCD tests, the Company will be providing the tests to the ordering physician, who will be paying TCD as a vendor to perform the test on behalf of the physician; and the physician will then be billing for the test to third party payers, including potentially Medicare and Medicaid. As a result, the tests will be considered to be an in-office ancillary service covered under Stark. The Stark Law, however, includes an exception for the provision of such in-office ancillary services, provided that the physician meets specified requirements. The Company believes that the physicians who engage the Company as a vendor to perform the TCD tests are aware of these requirements. However, the Company does not monitor the physicians’ compliance and has no assurance that the physicians are in material compliance with the Stark Law. If it were determined that the physicians were not in compliance with Stark, such could potentially have an adverse effect on the Company’s business, financial condition and results of operations.

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

1. Medical Foods, and Medical Devices. At present, the Company’s products are not reimbursable under any federal program. If, however, that changes in the future and it were determined that the Company was not in compliance with the AKS, the Company could be subject to liability, and its operations could be curtailed. Moreover, if the activities of its customers or other entity with which the Company has a business relationship were found to constitute a violation of the AKS and the Company, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, the Company could be subject to sanctions or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

2. The TCD Testing Business. The TCD tests performed by the Company can be reimbursed by Medicare or Medicaid. As a result, the federal AKS (and potentially any state anti-kickback law) will be implicated to the extent the financial relationships between the physician customers and the Company are (1) not set at a fair market value amount unrelated to the volume or value of TCD tests being ordered; or (2) were found to be a circumvention of the AKS through the creation of a suspect contractual joint venture. If the Company’s arrangements with ordering physicians were found to constitute a violation of the federal AKS, or any applicable state anti-kickback law, we could be subject to sanctions or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

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

Employees

As of March 27, 2020, the Company, including its subsidiaries, had a total of 22 employees, including 21 full-time employees and one part-time employee.

Advisory Boards

The Company’s research and development efforts are shaped by a Science Advisory Board with advice from a Medical Advisory Board consisting of practicing physicians. Both teams are committed to revealing and validating the connections between health and nutrition and then developing products based on these findings. Their joint goal is the integration of a medical model incorporating nutritional therapy into clinical practice.

Science Advisory Board

The Company’s Science Advisory Board is a product development and research team of esteemed experts in the fields of biochemistry, biophysics, and clinical nutrition. In addition to developing products based on scientific studies in the public domain, members of the Science Advisory Board conduct and publish their own evidence. Their expertise and the evidence they develop guide the formulation of all of the Company’s products. As an elite team of scientists and researchers, members of the Science Advisory Board contribute a high level of experience and judgment to the field of retinal health and nutrition. The Science Advisory Board currently consists of:

●

Richard A. Bone, BSc, PhD, FARVO

Dr. Bone is an experimental biophysicist and professor in the department of physics at Florida International University in Miami. Bone was just awarded The Presidential Award for achievement in macular pigment research and dedicated service to the carotenoid field.

●

John T. Landrum, BS, MS, PhD, FARVO

Dr. Landrum is a research scientist and professor of Chemistry and Biochemistry at Florida International University (FIU). Dr. Landrum was just appointed president of the International Carotenoid Society for the next 3 years.

●

William E. Sponsel, M.D., M.B., Ch.B., F.R.A.N.Z.C.O., F.A.C.S.

Dr. Sponsel established the Glaucoma Research and Diagnostic Laboratory at Indiana University in 1991, and was later recruited to the University of Texas Health Science Center at San Antonio in 1994, where he became Professor and Director of Clinical Research. He is presently Professor of Vision Sciences at UIW and Adjunct Professor of Biomedical Engineering at UTSA in San Antonio, Texas.

●

Robert J. Donati, PhD.

Dr. Donati has a PhD in Anatomy and Cell Biology with a minor in Neuroscience from the University of Illinois at Chicago (UIC). He joined the faculty at the Illinois College of Optometry (ICO) in 2004 and has been an Associate Professor for the past 5 years. He is currently the Chair of the ICO Institutional Review Board.

●

Mark F. McCarty

Mr. McCarty is a nutritionist and a researcher who obtained his undergraduate education in biochemistry at the University of California San Diego, Revelle College. He has published over three hundred articles on a wide range of biomedical topics in the peer-reviewed medical literature. He has been awarded seven U.S. patents for a variety of applied nutritional measures. McCarty co-founded NutriGuard Research and previously worked as the research director for Nutrition 21. Mr. McCarty also serves as the Director of Research of NutriGuard Formulations, Inc.

●

In memoriam of:

Sheldon Saul Hendler, M.D., Ph.D., FACP, FACN, FAIC – (1936-2012)

Dr. Hendler was the principal author and editor of the PDR for Nutritional Supplements. Dr. Hendler passed away suddenly in November 2012. He was the founding head of the Company’s Science Advisory Board. Dr. Hendler supervised and completed the formulas for Lumega-Z for the Company in 2011.

Medical Advisory Board

The Company’s Medical Advisory Board is composed of clinicians who are active medical practitioners. Members of the Medical Advisory Board consult with the Scientific Advisory Board on the current standards of care in relevant medical practices. Members of the Medical Advisory Board objectively advise on trends, needs, and issues of concern within their specialties. Their input helps shape the direction of the Company’s research and product development efforts. The Medical Advisory Board currently consists of:

●

Robert Ritch, M.D.

Dr. Ritch holds the Shelley and Steven Einhorn Distinguished Chair in Ophthalmology and is Surgeon Director Emeritus and Chief of Glaucoma Services at the New York Eye & Ear Infirmary, New York City and Professor of Ophthalmology at The New York Medical College, Valhalla, New York.

●

John A. Hovanesian, M.D., FACS

Dr. Hovanesian is faculty member at the UCLA Jules Stein Eye Institute, a board-certified ophthalmologist, and an internationally recognized leader in the field of corneal, cataract, refractive, and laser surgery. He is the chairman of the American Academy of Ophthalmology’s online cataract surgery education committee and an editorial board member for five other eye journals.

●

Richard Rosen, M.D.

Dr. Rosen is a vitreoretinal surgeon and consultant at the New York Eye and Ear Infirmary where he serves as Vice Chairman and Director of Ophthalmology Research, as well as Surgeon Director and Chief of Retinal Services. Dr. Rosen is Professor of Ophthalmology at the Icahn School of Medicine at Mount Sinai and Visiting Professor in Applied Optics at the University of Kent in Canterbury, UK.

●

William Trattler, M.D.

Dr. Trattler received the “Outstanding Young Ophthalmologist Leadership Award” from the Florida Society of Ophthalmology (FSO) and was elected President of the Miami Ophthalmology Society for 2006. In March 2006, Dr. Trattler was selected as one of the top 50 opinion leaders in Ophthalmology, as voted by his peers in a National survey.

●

James A. Davies, M.D.

Dr. Davies is a Fellow of the American College of Surgeons, the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery. He serves on the Medical Advisory Board of Bausch + Lomb Surgical, Inc., and is a consultant for Glaukos, Inc., Optovue, Inc., and Guardion Health Sciences. He also serves as an advisor to the Charity Vision Foundation.

●

P. Dee Stephenson, M.D.

Dr. Stephenson is a Board Certified Ophthalmic Surgeon with extensive expertise in micro-incisional cataract surgery and implantation of premium intra-ocular lenses, as well as custom femto cataract techniques. Dr. Stephenson has been recognized by numerous institutions for her expertise. She is also the current president (2015-2017) of the American College of Eye Surgeons (ACES).

●

Bridgitte Shen Lee, O.D.

Dr. Lee is the cofounder of Vision Optique. She also founded iTravelCE in 2010 and serves as a consultant and a speaker for various optical industry companies to introduce eye care professionals in the U.S. and Asia to the latest innovations. She served on the Houston Miller Theatre Advisory Board, and she currently serves on the Houston Ballet Foundation Board of Trustees.

●

Joseph S. Andrews, M.D.

Dr. Andrews is a member of the Private Internal Medicine Center (PIMC) at Scripps Clinic Torrey Pines, San Diego and has diplomate board certification from the American Board of Internal Medicine. He is currently a clinical mentor at St. Vincent de Paul Clinic. In 2009, he was listed among San Diego’s Top Doctors by San Diego magazine.

●

John E. Wanebo, M.D., FACS

Dr. Wanebo is the Director of Neurotrauma at the Scottsdale Healthcare System. Additionally, he serves as a staff neurosurgeon and Director of the Moyamoya Center at Barrow Neurological Institute, St. Joseph’s Medical Center, in Phoenix, where he is also an assistant professor within the Division of Neurological Surgery. He is board certified by the American Board of Neurological Surgery.

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

The Company has incurred net losses since inception in 2009 and cannot be certain if or when the Company will produce sufficient revenue from operations to support costs. The Company had a net loss of $10,878,308 for the year ended December 31, 2019 and a net loss of $7,767,407 for the year ended December 31, 2018. The Company had an accumulated deficit of $45,511,671 as of December 31, 2019. The Company expects to continue to incur net losses and negative operating cash flows in the near-term.

The Company will continue to incur significant expenses for commercialization activities related to its medical foods Lumega-Z® and Glauco-CetinTM, its nutraceuticals product line, the MapcatSF® medical device and the CSV-1000 and CSV-2000 medical devices, and with respect to efforts to build its infrastructure and expand its operations.

Even if profitability is achieved in the future, the Company may not be able to sustain profitability on a consistent basis. The Company expects to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. The Company’s financial statements included in this Annual Report have been prepared assuming that the Company will continue as a going concern. The Company’s auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on its audited financial statements for the year ended December 31, 2019. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. The Company’s future is dependent upon its ability to obtain financing and upon future profitable operations.

The Company does not have any credit facilities as a source of present or future funds, and there can be no assurance that the Company will be able to raise sufficient additional capital on acceptable terms, or at all. The Company may seek additional capital through a combination of private and public equity offerings and debt financings. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting the ability to take specific actions, such as incurring additional debt, would increase expenses and require that Company assets secure such debt. Moreover, any debt the Company incurs must be repaid regardless of our operating results.

The Company’s ability to obtain additional financing in the future will be subject to a number of factors, including market conditions, operating performance and investor sentiment. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on its business, stock price and relationships with third parties, at least until additional funding is obtained. If the Company does not have sufficient funds to continue operations, the Company could be required to seek other alternatives that would likely result in our stockholders losing some or all of their investment.

The Company’s future success is largely dependent on the successful commercialization of Lumega-Z® and GlaucoCetinTM medical foods, its line of nutraceuticals, the MapcatSF® medical device, and the CSV-1000 and CSV-2000 medical devices.

The future success of the Company’s business is largely dependent upon the successful commercialization of its medical foods, nutraceuticals and medical devices. If the Company is unable to establish and maintain adequate sales, marketing and distribution capabilities or enter into or maintain agreements with third parties to do so, it may be unable to successfully commercialize its products. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Such expenses may be disproportionate compared to the revenues the Company may be able to generate from sales. If this occurs, it will have an adverse impact on operations and the Company’s ability to fund future development and commercialization efforts.

The Company may fail to realize all of the anticipated benefits of the VectorVision acquisition and NutriGuard Acquisition or those benefits may take longer to realize than expected. The Company may also encounter significant difficulties in integrating VectorVision and NutriGuard into the existing business and VectorVision and NutriGuard may underperform relative to the Company’s expectations.

The Company may not fully realize the anticipated benefits of the VectorVision acquisition and NutriGuard Acquisition. The Company has integrated the business of VectorVision and begun to integrate NutriGuard with its legacy businesses, and the Company may continue to devote significant management attention and resources to operate and grow these businesses. The failure to realize the anticipated benefits of the VectorVision acquisition and the NutriGuard Acquisition could cause an interruption of, or a loss of momentum in, the Company’s operations and could adversely affect its business, financial condition and results of operations. In addition, continued operation of VectorVision and NutriGuard may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional challenges may include, among other things, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects and the impact of potential liabilities the Company may be assuming from VectorVision or NutriGuard.

During the fourth quarter of 2019, the Company conducted its annual impairment analysis, considering multiple qualitative observations and indicators, including our customer relationships, the regulatory environment as it impacts medical devices, market penetration expectations and barriers, and our anticipated competitive environment. In addition, we assessed the operating results of our VectorVision reporting unit against the quantitative assumptions we used when determining the initial fair values associated with the 2017 business combination. Accordingly, the Company has recorded a goodwill impairment charge of $1,563,520 and has accelerated the remaining amortization expense of $191,468 on its identifiable intangible assets as of December 31, 2019.

The Company has limited experience in developing medical foods, medical devices and nutraceuticals and it may be unable to commercialize some of the products and services it develops or acquires.

Development and commercialization of medical foods and medical devices involves a lengthy and complex process. The Company has limited experience in developing products and has only two commercialized medical food products on the market, Lumega-Z and GlaucoCetin. In addition, no one has ever developed or commercialized a medical device like the MapcatSF. The Company cannot assure you that it is possible to further develop or successfully commercialize the MapcatSF or that it will be successful in doing so. The Company is preparing to launch the CSV-2000, but there is no assurance the introduction of the instrument will be successful. Furthermore, there is no guarantee that the NutriGuard nutraceuticals will be marketable or that the Company will achieve commercial success with the product line.

Even if the Company develops or acquires products for commercial use, these products may not be accepted by the medical and pharmaceutical marketplaces or be capable of being offered at prices that will enable the Company to become profitable. The Company cannot assure you that its products will be approved by regulatory authorities, if required, or ultimately prove to be useful for commercial markets, meet applicable regulatory standards, or be successfully marketed.

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

As a participant in the healthcare industry, the Company’s operations and relationships, and those of the Company’s customers, are regulated by a number of federal, state, local, and foreign governmental entities, and the Company’s products must be capable of being used by its customers in a manner that complies with those laws and regulations. For example, from the FDA’s perspective, a drug cures, treats, or mitigates the effects or symptoms of a specific disease. A medical food manages a specific disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. While the Company believes Lumega-Z and GlaucoCetin are medical foods, if the FDA determines Lumega-Z or GlaucoCetin to be a drug, the Company and the product would be subject to considerable additional FDA regulation. Similarly, the Company believes the MapcatSF is correctly classified as a Class I medical device, which does not require any premarket approval. The Company also believes the CSV-2000 is a Class I medical device. If, however, the FDA were to determine that the MapcatSF or CSV-2000 is a Class II medical device, the Company and the particular product or products would be subject to considerable additional regulatory requirements.

The NutriGuard line of products are nutraceuticals and are regulated as dietary supplements under the Dietary Supplement, Health and Education Act of 1994 (“DSHEA”). Although dietary supplements are considered a separate regulatory category of food from consumer food products and medical foods, the FDA requires facilities that manufacture nutraceuticals to comply with regulations for current good manufacturing practices (“cGMP”). The Company does not manufacture any of the medical foods or nutraceuticals internally. The Company relies on contract manufacturers to manufacture the products. The FDA cGMP regulations largely are applicable to the site where the product is manufactured. Thus, the Company depends on the contract manufacturers to maintain cGMP compliance.

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

If the Company’s products, including Lumega-Z, GlaucoCetin or the NutriGuard line of products, are associated with undesirable side effects or have characteristics that are unexpected, the Company may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Any serious adverse or undesirable side effects identified during the development of its products, could interrupt, delay or halt commercialization and/or could result in the additional regulatory requirements by the FDA or other regulatory authorities, and in turn prevent the Company from commercializing its product candidates and generating revenues from their sale.

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

While the Company believes that these collaborative relationships help further validate our products, these relationships are not material to the Company because none of these relationships is exclusive, there are many potential collaborative partners available, and the Company and each collaborator is free to enter into other collaborative relationships as needed.

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

The Company’s long-term success may depend upon the successful development and commercialization of products other than its current products.

The Company’s long-term viability and growth may depend upon the successful development and commercialization of products other than its current line of products. Product development and commercialization is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Product development is a complex and time-consuming process. If the Company fails to adequately manage the research, development, execution and regulatory aspects of new product development it may fail to launch new products altogether.

We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), this public health concern could pose a risk to our customers, our employees, our vendors and the communities in which we operate, which could negatively impact our business. Additionally, the State of California issued a Statewide Executive Order on March 19, 2020, which could impact our operations materially in the short term. The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We could experience customer or widespread shutdowns to prevent spread of the virus, employee impacts from illness, school closures and other community response measures, all of which could negatively impact our business. We intend to continue to monitor the situation and may adjust our current policies and practices as more information and guidance become available.

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

The Company’s competitors may develop products similar to the Company’s medical foods, medical devices and nutraceuticals, and the Company may therefore need to modify or alter its business strategy, which may delay the achievement of its goals.

Competitors may develop products with similar characteristics to our products. Such similar products marketed by larger competitors could hinder the Company’s efforts to penetrate the market.

Many large competitors have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Such companies may develop products that are safer, more effective or less costly than any that we may develop. Such companies also may be more successful than we are in manufacturing, sales and marketing.

As a result, the Company may be forced to modify or alter its business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving the Company’s goals.

If the Company is unable to develop its own sales, marketing and distribution capabilities, or if it is not successful in contracting with third parties for these services on favorable terms, or at all, revenues from product sales could be limited.

The Company currently has a sales force consisting of a sales manager and four salespeople. To commercialize our products successfully, we have to develop more robust capabilities internally or collaborate with third parties that can perform these services for us. In the process of commercializing our products, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations takes time and involves significant expense.

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

We face a risk of product liability exposure related to the use of our products, including Lumega-Z, GlaucoCetin and the NutriGuard product line of nutraceuticals. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we develop;
●	injury to our reputation and significant negative media attention;
●	significant costs to defend the related litigation;
●	loss of revenue; and
●	reduced time and attention of our management to pursue our business strategy.

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

We engage third parties to manufacture our products in sufficient quantities and on a timely basis, while maintaining product quality, acceptable manufacturing costs and complying with regulatory requirements. In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require. If we are unable to obtain from one or more of our vendors the needed materials or components that meet our specifications on commercially reasonable terms, or at all, we may not be able to meet the demand for our products. While we have not arranged for alternate suppliers, and it may be difficult to find alternate suppliers in a timely manner and on terms acceptable to us, we believe that there are multiple alternative sources, suppliers and manufacturers available for our products and devices in the event of a termination or a disagreement with any current vendor. Additionally, our supply chain may be jeopardized for a period of time due to the COVID-19 outbreak.

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

Although medical foods do not require pre-market approval by the FDA, manufacturers of medical foods must be registered with the FDA under a provision promulgated by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). Manufacturers of medical foods are subject to periodic inspection by the FDA. The manufacture of our medical foods is outsourced in its entirety to three third-party manufacturers. We are evaluating additional manufacturers for selection as second source or back-up providers. Our medical foods have not been reviewed by the FDA. There is no certainty that the FDA will favorably review our medical food products or our manufacturers’ facilities. If the outcome of an inspection is negative or if we or our manufacturers fail to comply with any law or regulation, we could be subject to penalties and restrictions on our manufacturers’ ability to manufacture and distribute products. Any such action may result in a material adverse effect on our business and results of operations. For a more complete discussion of the laws and regulations to which we are subject, see the section of this annual report titled “Business - Government Regulation.”

The Company’s billings and revenues are derived from a limited number of customers and the loss of any one or more of them may have an immediate adverse effect on its financial results.

In the years ended December 31, 2019 and 2018, the Company’s billings were derived from a limited number of individual customers and distributors. During the year ended December 31, 2019, the Medical Devices segment had one customer who accounted for approximately 22% of the Company’s sales; and during the year ended December 31, 2018, the Medical Devices segment had one customer who accounted for approximately 47% of the Company’s sales. No other customer accounted for more than 10% of sales in either year. Customers may stop purchasing our products with little or no warning. Loss of customers may have an immediate adverse effect on our financial results.

If the Company is forced to reduce its prices, its business, financial condition and results of operations may suffer.

The Company may be subject to pricing pressures with respect to its future sales arising from various sources, including practices of health insurance companies, healthcare providers and competition in the marketplace. If the Company’s pricing experiences significant downward pressure, our business could be less profitable, and our results of operations may be adversely affected. In addition, because cash from sales funds our working capital requirements, reduced profitability could require us to raise additional capital to support our operations.

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

In addition, introduction of a new product that has similar or advances features over a current product may reduce interest and sales in the current product. There is no assurance that a new product will achieve the same or greater sales levels of a current product or that sales of a new product will replace or exceed the sales of a current product.

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

If customers do not accept the Company’s products or delay in deciding whether to recommend the Company’s products and services, its business, financial condition and results of operations may be adversely affected.

Our business model depends on our ability to sell our products. Acceptance of our products requires physicians to use our MapcatSF to measure the macular protective pigment in their patients’ eyes, understand and appreciate the benefits of Lumega-Z and GlaucoCetin and nutraceuticals in order to recommend them to their patients, and to understand the benefits of visual acuity testing using the CSV-2000 device. We cannot assure you that physicians will integrate our products into their treatment plans or patient recommendations. Achieving market acceptance for our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If we fail to achieve broad acceptance of our products by physicians, and other healthcare industry participants or if we fail to position our products as an ocular health remedy, our business, financial condition and results of operations may be adversely affected.

If the Company’s principal suppliers fail or are unable to perform their contracts with the Company, it may be unable to meet its commitments to its customers. As a result, the Company’s reputation and its relationships with its customers may be damaged and its business and results of operations may be adversely affected.

We currently purchase all our medical food ingredients and products from three vendors – one for carotenoids, one for Omega 3, and one for all other supplements. All of the ingredients for the nutraceutical products are sourced by the contract manufacturer that produces the NutriGuard products. These companies are subject to FDA regulation and they are responsible for compliance with current Good Manufacturing Practices (“cGMP” as defined by the FDA). Although our agreements provide that our suppliers will abide by the FDA manufacturing requirements, we cannot control their compliance. If they fail to comply with FDA manufacturing requirements, the FDA could prevent our vendors from manufacturing our ingredients and products. Although we believe that there are a number of other sources of supply of ingredients and manufacturers of medical food products, if these suppliers are unable to perform under our agreements, particularly at certain critical times, we may be unable to meet our commitments to our customers. Additionally, if our suppliers are impacted by the recent outbreak of coronavirus (COVID-19), we may be unable to meet our commitments to our customers. If this were to happen, our reputation as well as our relationships with our customers may suffer and our business and results of operations may be adversely affected. We are evaluating several additional manufacturers for selection as second source or back-up providers.

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

The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

●	Claims of issued patents, and the claims of any patents which may be issued in the future and be owned by or licensed to the Company may be challenged by third parties, resulting in patents being deemed invalid, unenforceable, or narrowed in scope, a third party may circumvent any such issued patents, or such issued patents may not provide any significant commercial protection against competing products;

●	Our competitors, many of which have substantially greater resources than we do and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets; and

●	The legal systems of some foreign countries do not encourage the aggressive enforcement of patents, and countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products. Thus, the Company’s foreign patents may not be enforceable to the same extent as the counterpart U.S. patents.

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

The Company must attract and retain quality management and employees in order to manage its growth. Failure to do so may result in slower expansion.

In order to support the growth of our business and the additional obligations that come with being an exchange-listed company, we will need to expand our senior management team and attract and retain quality employees. There is no assurance that we will be capable of attracting and retaining quality executives and integrating those individuals into our management system. Without experienced and talented management and employees, the growth of our business may be adversely impacted.

The Company’s ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to financial penalties and reputational harm. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law, which may expose us to penalties and/or reputational harm.

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

In order to expand the Company’s business into additional jurisdictions, it may need to comply with regulatory requirements specific to such states and there can be no assurance that it will be able to initially meet such requirements or that it will be able to maintain compliance on an on-going basis.

While we believe Lumega-Z® and Glauco-CetinTM to be medical foods and not drugs, they are only available under the supervision of a physician. While not available in pharmacies, we are mindful that the act of physicians prescribing, particularly if conducted across state lines, could potentially be subject to certain pharmacy regulations. Each state has its own regulations concerning physician dispensing, restrictions on the corporate practice of medicine, anti-kickback and false claims. In addition, each state has a board of pharmacy that regulates the sale and distribution of drugs and other therapeutic agents. Some states require a physician to obtain a license to dispense prescription products. While we do not believe these pharmacy requirements are applicable, should a pharmacy board or medical board determine otherwise, there can be no assurance that we will be able to comply with the regulations of particular states into which we may expand or that we will be able to maintain compliance with the states in which we currently distribute our products. We currently have Lumega-Z customers in California, Massachusetts, Connecticut, New York, Pennsylvania, New Jersey, Georgia, North Carolina, South Carolina, Florida, Kentucky, Tennessee, Kansas, Indiana, Illinois, Minnesota, Oklahoma, Texas, New Mexico, Mississippi, Idaho, Utah, Nevada, Arizona, Washington, Hawaii and Alberta, Canada. Our inability to maintain compliance with the regulations of California and these other jurisdictions or expand our business into additional states may adversely affect our results of operations.

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

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future, particularly as we expand our sales and operations to foreign markets. The Bribery Act, FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

The Company’s Second Amended and Restated Bylaws designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of state law actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Article XI of our Second Amended and Restated Bylaws, or our Bylaws, dictates that the Delaware Court of Chancery is the sole and exclusive forum for certain state law based actions including certain derivative actions or proceedings brought on behalf of the Company; an action asserting a breach of fiduciary duty owed by an officer, a director, employee or to the shareholders of the Company; any claim arising under Delaware corporate law; and any action asserting a claim governed by the internal affairs doctrine.

This exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.

This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

The Company has no experience in conducting transcranial doppler ultrasound studies or selling nutraceuticals.

The Company’s ability to realize the anticipated benefits of the new Transcranial Doppler Solutions, Inc. business or NutriGuard line of products will depend on its ability to attract qualified personnel and to successfully launch, market and advance a new service in an area where the Company has limited experience, which may be a complex, costly and time-consuming process. The Company may be required to devote significant management attention and resources to develop these businesses. The initiation process may disrupt its business and, if implemented ineffectively, could restrict the realization of the full expected benefits of the new business service. The failure to meet the challenges involved in the initiation process and to realize the anticipated benefits of the new business could cause an interruption of, or a loss of momentum in, the Company’s operations and could adversely affect its business, financial condition and results of operations.

Risks Related to the Company’s Industry

Any failure to comply with all applicable federal and state privacy and security requirements for the protection of patient information may result in fines and other liabilities, which may adversely affect the Company’s results of operations and reputation.

The Health Insurance Portability and Accountability Act of 1996, Pub. L. No. 104-191 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act, Title XIII of the American Recovery and Reinvestment Act of 2009 (the “HITECH Act”), and related regulations promulgated by the Secretary (“HIPAA Regulations”) grant a number of rights to individuals as to their identifiable confidential medical information (called “Protected Health Information”) and restrict the use and disclosure of Protected Health Information. Failure to comply with these confidentiality requirements may result in penalties and sanctions. In addition, certain state laws may impose independent obligations upon us with respect to patient-identifiable medical information. Moreover, various new laws relating to the acquisition, storage and transmission of patient medical information have been proposed at both the federal and state level. These laws (collectively, the “State and Federal Privacy and Security Laws”) present different risks as to two lines of business of the Company: (1) our sale of medical foods, and (2) our performance of Trans Cranial Doppler ultrasound (“TCD”) testing.

1. Medical Foods: Lumega-Z and GlaucoCetin. When a physician recommends one or more of the Company’s medical foods to a patient, the Company typically receives an order from the customer, but does not usually receive medical information. As part of the operation of its business, it is possible, however, that during communication with customers or with physicians the Company might receive patient-identifiable medical information. To the extent the Company obtains access to Protected Health Information, it must ensure it complies with the State and Federal Privacy and Security Laws. Any failure to comply may result in fines and other liabilities, which may adversely affect its results of operations.

2. The TCD Testing Business. In the TCD Testing line-of-business, the Company will go into physicians’ offices and, as a vendor to the physicians, perform TCD tests on patients, as ordered by and under the supervision of the patients’ treating physicians. Radiologists will read and report on the results of the tests, and the results will be reported back to the ordering/treating physician. The treating physician who orders the tests bill for the TCD tests to third party payors. During this process, the Company directly interacts with patients and has access to, processes and transmits Protected Health Information. As a result, the State and Federal Privacy and Security Laws will fully apply to the TCD testing business. As required by federal law, the Company has been putting into place a HIPAA compliance program, including providing training to staff, instituting appropriate Business Associate Agreements, implementing required policies and procedures, and conducting regular risk assessments. Any failure to comply with the requirements of the State and Federal Privacy and Security Laws – or any loss of Protected Health Information, whether inadvertent or not – may result in fines and other liabilities, which may adversely affect the Company’s results of operations.

Any failure to comply with all applicable federal and state physician self-referral law (the “Stark Law”) may result in fines and other liabilities, which may adversely affect the Company’s results of operations and reputation.

Congress enacted significant prohibitions against physician self-referrals in the Omnibus Budget Reconciliation Act of 1993. This law and its supporting regulations, which have been amended and expanded substantially, are commonly referred to as the “Stark Law,” and prohibit a physician from making any referral of a Stark Designated Health Service (“DHS”) to an entity with which the physician has any kind of financial relationship, unless all of the requirements of a statutory or regulatory exception are met. Stark covered DHS include both outpatient prescription drugs and diagnostic testing that are reimbursable by Medicare or Medicaid. Many states have similar laws, some of which can apply to all payors and not just governmental payors. While the Company believes that its arrangements with its customers are in compliance with the federal and any state Stark Laws, the Stark Laws present different levels of risks as to three of the Company’s lines of business: (1) sale of the Company’s medical foods, (2) sale of the Company’s medical devices; and (3) the Company’s performance of TCD testing.

1. Medical Foods and Medical Devices. These products are neither prescription drugs nor are they reimbursable under any federal program at present. Therefore, the Company believes that the federal Stark Law is not applicable. Further, the Company’s believes that these products are also not covered under any potentially applicable state Stark Laws. The federal Stark Law, however, includes an exception for the provision of in-office ancillary services, including a physician’s dispensing of outpatient prescription drugs, provided that the physician meets specified requirements. To the extent that the products might become reimbursable under a federal program, or otherwise become covered under the Stark Law, the Company believes that the physicians who use the Company’s medical devices or recommend its medical foods to their patients are aware of these requirements. However, the Company does not monitor their compliance and has no assurance that the physicians are in material compliance with the Stark Law. If it were determined that the physicians who use the Company’s medical device or prescribe medical foods purchased from the Company were not in compliance with Stark II, it could potentially have an adverse effect on the Company’s business, financial condition and results of operations.

2. The TCD Testing Business. The TCD tests performed by the Company can be reimbursed by Medicare or Medicaid and otherwise constitute a Stark covered DHS, which include diagnostic testing. In conducting TCD tests, the Company will be providing the tests to the ordering physician, who will be paying TCD as a vendor to perform the test on behalf of the physician; and the physician will then be billing for the test to third party payers, including potentially Medicare and Medicaid. As a result, the tests will be considered to be an in-office ancillary service covered under Stark. The Stark Law, however, includes an exception for the provision of such in-office ancillary services, provided that the physician meets specified requirements. The Company believes that the physicians who engage the Company as a vendor to perform the TCD tests are aware of these requirements. However, the Company does not monitor the physicians’ compliance and has no assurance that the physicians are in material compliance with the Stark Law. If it were determined that the physicians were not in compliance with Stark, such could potentially have an adverse effect on the Company’s business, financial condition and results of operations.

The Company believe its current structure of its relationships with the ordering physicians to be in compliance with all of the requirements of applicable Stark Law exceptions. Any failure to comply the requirements of the Stark Law, however, may result in fines and other liabilities, which may adversely affect the Company’s results of operations, and the future operations of the TCD business could be adversely affected.

Any failure to comply with all applicable federal and state anti-kickback laws may result in fines and other liabilities, which may adversely affect the Company’s results of operations and reputation.

The federal anti-kickback statute (the “AKS”) applies to Medicare, Medicaid and other state and federal programs. AKS prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods, including drugs, covered by the federal health care programs. At present, the Company does not participate in any federal programs and its products are not reimbursed by Medicare, Medicaid or any other state or federal program. The AKS is a criminal statute with criminal penalties, as well as potential civil and administrative penalties. The AKS, however, provides a number of statutory exceptions and regulatory “safe harbors” for particular types of transactions. Many states have similar fraud and abuse laws and their own anti-kickback laws, some of which can apply to all payors, and not just governmental payors. While the Company believes that it is in material compliance with both federal and state AKS laws, the AKS laws present different levels of risks as to three of the Company’s lines of business: (1) sale of the Company’s medical foods, (2) sale of the Company’s medical devices, and (2) the Company’s performance of TCD testing.

1. Medical Foods and Medical Devices. At present, the Company’s products are not reimbursable under any federal program. If, however, that changes in the future and it were determined that the Company was not in compliance with the AKS, the Company could be subject to liability, and its operations could be curtailed, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, if the activities of its customers or other entity with which the Company has a business relationship were found to constitute a violation of the AKS and the Company, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, the Company could be subject to sanctions or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

2. The TCD Testing Business. The TCD tests performed by the Company can be reimbursed by Medicare or Medicaid. As a result, the federal AKS (and potentially any applicable state anti-kickback law) will be implicated to the extent the financial relationships between the physician customers and the Company are (1) not set at a fair market value amount unrelated to the volume or value of TCD tests being ordered; or (2) were found to be a circumvention of the AKS through the creation of a suspect contractual joint venture. If the Company’s arrangements with ordering physicians were found to constitute a violation of the federal AKS, or any applicable state anti-kickback law, we could be subject to sanctions or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

As to the nutraceuticals line of business, any failure to comply with applicable federal and state laws, rules and regulations, including the DSHEA, may result in fines and other liabilities, which may adversely affect the Company’s results of operations and reputation.

Unlike pharmaceutical drugs and conventional foods, nutraceuticals are regulated as “dietary supplements” under the Dietary Supplement, Health and Education Act of 1994 (“DSHEA”) as a separate regulatory category of food. According to the FDA, a drug is an article intended to diagnose, cure, mitigate, treat or prevent disease. While nutraceuticals are not intended to cure or treat disease, both dietary supplements and drugs are intended to affect the structure or function of the body. Dietary supplements that contain structure/function claims on their labels must bear the disclaimer: “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease.” The manufacturer is responsible for ensuring the accuracy and truthfulness of these claims; they are not approved by FDA. Moreover, dietary supplements are supposed to enhance the diet, not be used as a conventional food or as the sole item of a meal or diet, and not supposed to be taken alone as a substitute for any food or medicine.

As to the TCD Testing line of business, any failure to comply with applicable federal and state documentation, coding and billing laws, rules and regulations, including the federal False Claims or similar state laws, may result in fines and other liabilities, which may adversely affect the Company’s results of operations and reputation.

The Federal False Claims Act provides for the imposition of extensive financial penalties (including treble damages and fines of over $22,000 for every false claim) if a provider submits false claims to any governmental health program either knowingly or in reckless disregard or in deliberate ignorance of the truth or falsity of the claims at issue. Liability under the False Claims Act can arise from patterns of deficient documentation, coding and billing, as well as for billing for services that are deemed not to have been medically necessary for the treatment of the patient. Many states have their own False Claims Acts as well. The Company intends to bill governmental health care programs for the TCD testing, and the False Claims Act is thus potentially applicable to the Company’s operations. Here, the Company will not be billing for the performance of the tests to governmental health care plans; the treating and ordering physician will. As a result, any patterns of uncorrected deficiencies in coding and billing for TCD tests by the physician could result in fines or other liabilities imposed on the physician. The imposition of such fines and penalties or an investigation into any alleged deficiencies by the physician could adversely affect the Company’s business, financial condition and results of operations.

Any failure to comply with all state laws relating to the Corporate Practice of Medicine or fee splitting may result in fines and other liabilities, which may adversely affect the Company’s business, financial condition and results of operations and reputation.

Many states prohibit or otherwise regulate under Corporate Practice of Medicine (“CPOM”) rules the extent to which non-licensed personnel may be involved in the practice of medicine or otherwise employ licensed personnel. Related state rules further limit the extent to which fees for professional services may be shared or “split” between parties. Under the TCD Testing line of business, such rules in some states my impact the Company’s relationship with the radiologists who will be reading and interpreting the results of the TCD tests, and thereby providing the “professional component” of such tests. In order to avoid such a potential impact, the Company is structuring its financial and billing relationships with such radiologists to be in compliance with applicable state rules by providing that the Company will not be billing for the “professional component,” which will be billed instead either by the treating and ordering physician or the radiologists themselves. Failure to comply with state CPOM and fee splitting rules, however, may result in fines and other liabilities, which may adversely affect the Company’s business, financial condition and results of operations.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we have elected to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. As a result of these reduced reporting and disclosure requirements our financial statements may not be comparable to SEC registrants not classified as emerging growth companies. We may be an emerging growth company for up to five years following the first sale our equity securities in a public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would immediately cease to be an emerging growth company. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Company will require additional capital in the future to support its operations, and this capital has not always been readily available.

We will likely require additional debt or equity financing to fund our operations, including, but not limited to, working capital. Our limited operating history makes it difficult to evaluate our current business model and future prospects. Accordingly, investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, as we have, in fact, encountered. Potential investors should carefully consider the risks and uncertainties that a new company with a limited operating history and with limited funds, will face. In particular, while we do not have current plans to re-prioritize our business plan, potential investors should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, which may or may not be sound;
●	maintain our anticipated management and advisory team; and
●	raise sufficient funds in the capital markets to effectuate our business plan.

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

We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Accounting Officer need to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We will need to hire additional financial personnel in order to develop and implement appropriate internal controls and reporting procedures. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

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

We have identified a material weakness in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the year ended December 31, 2019, we concluded that there was material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal controls resulting from:

Segregation of Duties – The Company did not maintain effective policies to ensure adequate segregation of duties within its accounting processes. Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are limited to segregate duties, resulting in one individual having almost complete responsibility for the processing of certain financial information.

While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness through the redistribution of job responsibilities, by hiring additional senior accounting staff, and through the design and implementation of additional internal controls in order to promote adequate segregation of duties. We expect to complete the remediation by the end of 2020. We expect to incur additional costs to remediate this weakness, primarily personnel costs. We may not be successful in implementing these changes or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

The Company’s failure to meet the continued listing requirements of Nasdaq could result in a delisting of its common stock.

On September 20, 2019, the Company received a notice from Nasdaq notifying the Company that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. The notice provided an initial compliance period of 180 calendar days, or until March 18, 2020, to regain compliance with the minimum bid price requirement.

On March 19, 2020, the Company received a written notification from Nasdaq that the Company has been granted an additional 180 calendar days, or until September 14, 2020, to regain compliance with the minimum bid price requirement.

If at any time before September 14, 2020, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Rule. If compliance with the minimum bid price requirement cannot be demonstrated by September 14, 2020, Nasdaq will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, including the minimum bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. A delisting would adversely affect the liquidity, trading volume and likely the price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations.

The Company’s stock price may be volatile, and you may not be able to resell your shares at or above the purchase price.

The market price of our common stock is volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan;
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	sales of our common stock;
●	operating results that fall below expectations;
●	regulatory developments;
●	economic and other external factors;

●	period-to-period fluctuations in our financial results;
●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;
●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
●	the development and sustainability of an active trading market for our common stock; and
●	any future sales of our common stock by our officers, directors and significant stockholders.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s address is 15150 Avenue of Science, Suite 200, San Diego, California 92128. The Company’s corporate offices are rented under a five-year lease for approximately 9,605 square feet of space at a current rental of $12,336 per month. We believe these facilities will be adequate for our needs during the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on The NASDAQ Capital Market under the symbol “GHSI.” As of March 18, 2020, there were approximately 117 record holders of the Company’s common stock.

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

The Company is a specialty health sciences company (1) that has developed medical foods and medical devices in the ocular health space and (2) that is developing nutraceuticals that the Company believes will provide supportive health benefits to consumers.

Recent Trends – Market Conditions

The COVID-19 pandemic has and will continue affecting economies and businesses around the world. The impacts of the pandemic could be material, but due to the evolving nature of this situation, we are not able at this time to estimate the impact on our financial or operational results. Among the factors that could impact our results are: effectiveness of COVID-19 mitigation measures, global economic conditions, consumer spending, work from home trends, supply chain sustainability and other factors. These factors could result in increased or decreased demand for our products and services and impact our ability to serve customers.

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

On October 30, 2019, the Company completed a third public offering of 24,500,000 shares of its common stock (including 1,700,000 pre-funded warrants to purchase common stock in lieu thereof) and Series B warrants to purchase up to 24,500,000 shares of the Company’s common stock. Each share of common stock (or pre-funded warrant) was sold together with one Series B warrant to purchase one share of common stock at a combined price to the public of $0.342 per share and Series B warrant. The shares of common stock or pre-funded warrants and the accompanying Series B warrants were sold together but will be issued separately and will be immediately separable upon issuance. Net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately $7.4 million.

The Series B warrants are exercisable at a price of $0.342 per share of common stock and will expire five years from the date on which the Series B warrants become initially exercisable. On December 6, 2019, pursuant to shareholder approval, the Company filed a Certificate of Amendment to amends its Certificate of Incorporation to increase its authorized shares of common stock to 250 million shares. Thus, the Company has a sufficient number of authorized shares of common stock to issue the shares of common stock issuable upon the exercise of the Series B warrants. As of March 20, 2020, 10,277,400 Series B warrants have been exercised for which the Company has received $3,514,870 for the purchase of these shares.

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

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $10,878,308 and utilized cash in operating activities of $6,030,004 during the year ended December 31, 2019. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2019. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Identifiable Intangible Assets and Goodwill

In connection with the VectorVision transaction in 2017, the Company identified and allocated estimated fair values to intangible assets including customer relationships, technology, tradenames, and competition. Our goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired during our VectorVision acquisition.

The Company utilized the services of an independent third-party valuation firm to assist it in identifying intangible assets and in estimating their fair values. The useful lives for its intangible assets other than goodwill were estimated based on Management’s consideration of various factors, including assumptions that market participants might use about sales expectations as well as potential effects of obsolescence, competition, technological progress and the regulatory environment. The following table summarizes the acquired identifiable intangible assets:

	Estimated Fair Value	Estimated Useful Life in Years
Customer relationships	$430,700	3
Technology	161,100	3
Trade name	65,600	5
Non-compete covenant	17,000	4
	$674,400

The useful lives for the intangible assets were estimated based on Management’s consideration of various factors, including assumptions that market participants might use about sales expectations as well as potential effects of obsolescence, competition, technological progress and the regulatory environment. Because the future pattern in which the economic benefits of these intangible assets may not be reliably determined, amortization expense has been calculated on a straight-line basis through September 30, 2019.

In accordance with Accounting Standard Codification (“ASC”) 350 – Intangibles – Goodwill and Other, the Company’s goodwill and other intangible assets are subject to periodic impairment testing. The Company reviews intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.

During 2018 and through September 30, 2019, the Company was not aware of the existence of any indicators of impairment such that the carrying amount of its identifiable intangible assets or goodwill were more likely than not to exceed their fair values. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

During the fourth quarter of 2019, the Company conducted its annual impairment analysis, considering multiple qualitative observations and indicators, including our customer relationships, the regulatory environment as it impacts medical devices, market penetration expectations and barriers, and our anticipated competitive environment. In addition, we assessed the operating results of our VectorVision reporting unit against the quantitative assumptions we used when determining the initial fair values associated with the 2017 business combination.

The Company believes strongly in the future growth and success of the VectorVision business. However, development of the CSV-2000 has taken longer than expected due to software engineering and other factors. Although we believe we will enjoy a dominant market share over time, there is subjectivity of predicting the amount and timing of that value. Recent changes in the regulatory environment may cost us more than anticipated to begin marketing the new device in Europe. Accounting treatment for intangible assets and goodwill requires thoughtful, objective judgment and evidence-based facts in order to support a fair value assertion. After objectively assessing the qualitative and quantitative factors above, Management concluded that it is more likely than not that the fair value for accounting purposes of the VectorVision intangible assets and goodwill is less than their carrying amount.

Due to the highly subjective and forward-looking nature of many of the indicators of impairment that might affect our business as well as the recent results of operations of the reporting unit, Management has concluded that as of December 31, 2019 it is no longer possible to determine a reasonable and objectively supportable fair value for the goodwill and identifiable intangible assets associated with the VectorVision acquisition. Accordingly, the Company recorded a goodwill impairment charge of $1,563,520 as of December 31, 2019.

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

In prior periods, the Company accounted for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Non-employee stock-based compensation charges generally are amortized over the vesting period using a graded vesting basis. In certain circumstances where there are no future performance requirements by the non-employee, grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date. The adoption of ASU 2018-07 had no cumulative effect on previously reported amounts.

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

The fair value of common stock was determined based on management’s judgment. Due to the availability of historical data from the Company’s preferred stock sales in 2018, Management used a valuation of $1.15 for accounting purposes during the first six months of 2018. Management used a valuation $4.00 for the first quarter of 2019. Management considered business and market factors affecting the Company during these periods, including capital raising efforts, its proprietary technology, and other factors. Based on this evaluation, management believes that its valuations are appropriate for accounting purposes during these periods. Closing prices of our common stock ranging from $0.54 to $3.30 were used in fair value calculations during 2019 subsequent to the completion of our IPO.

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

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Plan of Operations

General Overview

Based on the availability of sufficient funding, the Company intends to increase its commercialization activities and:

●	expand the Company’s domestic sales and marketing efforts;
●	explore sales and marketing opportunities in foreign markets such as Asia and Europe;
●	increase production of Lumega-Z® and GlaucoCetinTM to support the additional sales resulting from the deployment of additional MapcatSF units and increased marketing and promotional activity;
●	increase the existing NutriGuard customer base through NutriGuard Formulations, Inc. and build on its product platform, including launch of the new acuMMUNE product under development, by making NutriGuard products available to customers directly through direct-to-consumer (DTC) channels and through recommendations by their physicians.

Results of Operations

Through December 31, 2019, the Company has primarily been engaged in product development, commercialization, and raising capital. The Company has incurred and will continue to incur significant expenditures for the development of its products and intellectual property, which includes medical foods and medical devices for the treatment of various eye diseases and nutraceuticals. The Company had limited revenue during the years ended December 31, 2019 and 2018.

Comparison of Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018	Change
Revenue	$902,937	$942,153	$(39,216)	(4)%
Cost of goods sold	341,315	398,179	(56,864)	(14)%
Gross Profit	561,622	543,974	17,648	3%
Operating Expenses:
Research and development	194,311	231,847	(37,536)	(16)%
Sales and marketing	1,874,901	1,520,862	354,039	23%
General and administrative	7,425,827	4,934,986	2,490,841	50%
Goodwill impairment	1,563,520	-	1,563,520	100%
Total Operating Expenses	11,058,559	6,687,695	4,370,864	65%
Loss from Operations	(10,496,937)	(6,143,721)	(4,353,216)	71%
Other (income) Expense:
Interest expense	258,365	2,289	256,076	11187%
Finance cost upon issuance of warrants	415,955	-	415,955	100%
Change in fair value of derivative warrants	(292,949)	-	(292,949)	(100)%
Costs associated with extension of warrant expiration dates	-	1,621,397	(1,621,397)	(100)%
Net Loss	$(10,878,308)	$(7,767,407)	$(3,110,901)	40%

Revenue

For the year ended December 31, 2019, revenue from product sales was $902,937 compared to $942,153 for the year ended December 31, 2018, resulting in a decrease of $39,216 or 4%. The decrease is primarily due to the transition of sales and manufacturing efforts away from our VectorVision CSV-1000 device. Although the CSV-1000 will continue to be sold, the Company plans to put a greater focus on sales and marketing efforts of the new CSV-2000. The Company commenced sales of the next generation CSV-2000 device in February 2020. For the year ended December 31, 2019, revenue from medical foods was $444,657 compared to $332,795 for the year ended December 31, 2018, resulting in an increase of $111,862 or 34%.

Cost of Goods Sold

For the year ended December 31, 2019, cost of goods sold was $341,315 compared to $398,179 for the year ended December 31, 2018, resulting in a decrease of $56,864 or 14%. The decrease reflects the VectorVision product transition noted above.

Gross Profit

For the year ended December 31, 2019, gross profit was $561,622 compared to $543,974 for the year ended December 31, 2018, resulting in an increase of $17,648 or 3% due to pricing and product mix changes. Gross profit represented 62% of revenues for the year ended December 31, 2019, versus 58% of revenue for the year ended December 31, 2018.

Research and Development

For the year ended December 31, 2019, research and development costs were $194,311 compared to $231,847 for the year ended December 31, 2018, resulting in a decrease of $37,536 or 16%. The decrease was due to reduced engineering development costs associated with the Company’s MapcatSF medical device during 2019 partially offset by engineering costs associated with the Company’s CSV-2000 product.

Sales and Marketing

For the year ended December 31, 2019, sales and marketing expenses were $1,874,901 compared to $1,520,862 for the year ended December 31, 2018. The increase in sales and marketing expenses of $354,039 or 23% compared to the prior period was primarily due to a non-cash amortization impairment charge of approximately $191,000 recorded pursuant to our identifiable intangible assets. In addition, we incurred increases in trade show costs of approximately $173,000 and increases in labor, professional services, and website development of approximately $166,000. The increases were partially offset by the cancellation of a third-party contract sales agreement in the second quarter of 2018.

General and Administrative

For the year ended December 31, 2019, general and administrative expenses were $7,425,827 compared to $4,934,986 for the year ended December 31, 2018. The increase of $2,490,841 or 50% compared to the prior period was primarily due to an increase in non-cash stock compensation costs during the current period of approximately $1,123,000. Consulting, professional services, and investor relations costs increased approximately $701,000 in the current period, legal fees increased approximately $260,000, corporate insurance costs rose approximately $260,000, and travel costs increased approximately $111,000.

Goodwill Impairment

Due to the highly subjective and forward-looking nature of many of the indicators of impairment that might affect the VectorVision business and the fair values associated with goodwill, the Company recorded a goodwill impairment charge of $1,563,520 as of December 31, 2019.

Interest Expense

For the year ended December 31, 2019, interest expense was $258,365 compared to $2,289 for the year ended December 31, 2018. The increase of $256,076 compared to the prior period was due primarily to the amortization of the debt discount associated with March 2019 convertible notes for $250,000 that were converted to equity in April of 2019. There were no such costs for the comparable period in 2018.

Finance Cost Upon Issuance of Warrants

Finance costs for the year ended December 31, 2019 of $415,955 include the following: (a) In March 2019, the Company issued warrants to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019). Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019. The fair value of the warrants at the closing of the IPO was determined to be $436,034, of which $250,000 was recorded as a valuation discount, and $186,034 was recorded as a finance cost; and (b) On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the Underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants at the date of issuance was determined to be $229,921 and was recorded as a finance cost. There were no such costs for the comparable period in 2018.

Change in Fair Value of Derivative Warrants

The change in fair value of the derivative warrant liability was a decrease of $292,949 for the year ended December 31, 2019 and includes the following: (a) In March 2019, the Company issued warrants to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019). Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019 with a fair value of $436,034. Upon completion of the IPO on April 9, 2019, the exercise price and the number of warrants were fixed and the warrants were no longer accounted for as liabilities. As such the fair value of the warrant liability of $359,683 was reclassified to equity and the remaining liability of $76,351 was recorded as a change in fair value of derivative liabilities in the Statements of Operations; and (b) On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the Underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants will be remeasured at each reporting period, with the change in the fair value recognized in earnings in the accompanying Statements of Operations. The fair value of the warrants at the date of issuance was determined to be $229,921 and was recorded as a finance cost. As of December 31, 2019, the fair value of the warrant liability was determined to be $13,323 and the Company recorded a change in fair value of derivative warrants of $216,598 in the Statements of Operations. There were no such costs for the comparable period in 2018.

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

Net Loss

For the year ended December 31, 2019, the Company incurred a net loss of $10,878,308, compared to a net loss of $7,767,407 for the year ended December 31, 2018. The increase in net loss of $3,110,901 or 40% compared to the prior year period was primarily due to a non-cash goodwill impairment charge of approximately $1,564,000 as well as an increase in non-cash stock compensation costs of approximately $1,123,000. In addition, expenses for corporate insurance, investor relations, labor, legal and professional fees, and travel have increased versus the prior period but were offset by the elimination of costs associated with engagement of a third-party contract sales organization in 2018 as well as non-cash costs associated with the extension of warrant expiration dates in 2018.

Segment Information

The following tables set forth our results of operations by segment (results allocated to Corporate consist of the TDSI and NGFI operations):

	For the Year Ended December 31, 2019
	Corporate	Medical Foods	Medical Devices	Total

Revenue	$24,270	$444,657	$434,010	$902,937

Cost of goods sold	7,288	155,212	178,815	341,315

Gross profit	16,982	289,445	255,195	561,622

Stock compensation expense	-	2,717,731	-	2,717,731

Goodwill impairment charge	-	-	1,563,520	1,563,520

Operating expenses	360,257	5,308,508	1,108,543	6,777,308

Loss from operations	$(343,275)	$(7,736,794)	$(2,416,868)	$(10,496,937)

	For the Year Ended December 31, 2018
	Corporate	Medical Foods	Medical Devices	Total

Revenue	$-	$332,795	$609,358	$942,153

Cost of goods sold	-	161,023	237,156	398,179

Gross profit	-	171,772	372,202	543,974

Stock compensation expense	-	1,595,037	-	1,595,037

Operating expenses	72,797	4,355,674	664,187	5,092,658

Loss from operations	$(72,797)	$(5,778,939)	$(291,985)	$(6,143,721)

Revenue

For the year ended December 31, 2019, revenue from our Medical Foods segment was $444,657 compared to $332,795 for the year ended December 31, 2018, resulting in an increase of $111,862 or 34%. The increase reflects an increased customer base for Lumega-Z as the Company expands into new clinics. For the year ended December 31, 2019, revenue from our Medical Devices segment was $434,010 compared to $609,358 for the year ended December 31, 2018, resulting in a decrease of $175,348 or 29%. The decrease was due to the transition of sales and manufacturing efforts away from our VectorVision CSV-1000 device. The Company began sales of the next generation CSV-2000 device at the end of the first quarter of 2020. The first unit of the CSV-2000 was shipped in the first quarter of 2020. The Company also earned $24,270 from a combination of diagnostic imaging services revenue from its TDSI business and nutraceutical product sales from its NGFI business during the year ended December 31, 2019, as shown in the Other category above.

Cost of Goods Sold

For the year ended December 31, 2019, cost of goods sold from our Medical Foods segment was $155,212 compared to $161,023 for the year ended December 31, 2018, resulting in a decrease of $5,811 or 4% due to pricing and product mix changes. For the year ended December 31, 2019, cost of goods sold from our Medical Devices segment was $178,815 compared to $237,156 for the year ended December 31, 2018, resulting in a decrease of $58,341 or 25%. The decrease reflects the transition of sales and manufacturing efforts away from our VectorVision CSV-1000 device.

Gross Profit

For the year ended December 31, 2019, gross profit from the Medical Foods segment was $289,445 compared to $171,772 for the year ended December 31, 2018, resulting in an increase of $117,673 or 69%. The increase reflects an increased customer base for Lumega-Z. For the year ended December 31, 2019, gross profit from the Medical Devices segment was $255,195 compared to $372,202 for the year ended December 31, 2018, resulting in a decrease of $117,007 or 31%. The decrease is due to the transition of sales efforts away from our VectorVision CSV-1000 device. Gross profit overall represented 62% of revenues for the year ended December 31, 2019, versus 58% of revenue for the year ended December 31, 2018.

Stock Compensation Expense

For the year ended December 31, 2019, non-cash stock compensation expense Medical Foods segment was $2,717,731 compared to $1,595,037 for the year ended December 31, 2018, resulting in an increase of $1,122,694 or 70% due primarily to a stock option granted to the Company’s Chairman and CEO to purchase 1,250,000 shares of common stock on April 9, 2019.

Goodwill Impairment Charge

Due to the highly subjective and forward-looking nature of many of the indicators of impairment that might affect the VectorVision business and the fair values associated with goodwill, the Company recorded a goodwill impairment charge of $1,563,520 as of December 31, 2019.

Liquidity and Capital Resources

Since its formation in 2009, the Company has devoted substantial effort and capital resources to the development and commercialization activities related to its product candidates. As a result of these and other activities, the Company utilized cash in operating activities of $6,030,004 during the year ended December 31, 2019. The Company had working capital of $11,457,484 at December 31, 2019. As of December 31, 2019, the Company had cash in the amount of $11,115,502 and no available borrowings. The Company’s financing has historically come primarily from the issuance of convertible notes, promissory notes and from the sale of common and preferred stock.

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

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2019. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company will continue to incur significant expenses for continued commercialization activities related to its medical foods, medical devices and its nutraceuticals product line. Development and commercialization of medical foods, medical devices and nutraceuticals involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. On April 9, 2019, the Company completed the IPO, resulting in net cash proceeds of $3,888,000 to the Company. On August 15, 2019, the Company consummated an underwritten public offering resulting in net proceeds to the Company of $4,944,340. On October 30, 2019, the Company consummated an underwritten public offering resulting in net proceeds to the Company of $7,392,467.

The Company received total gross proceeds of $3,514,870 during the period from February 28, 2020 through March 20, 2020 from the exercise of 10,277,400 warrants issued in the Company’s October 2019 follow-on offering.

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

Management believes that the Company has adequate funding to pursue its planned business initiatives and operations through at least December 31, 2020.

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(6,030,004)	$(4,173,831)
Net cash used in investing activities	(171,076)	(310,243)
Net cash provided by financing activities	16,645,634	419,792
Net increase (decrease) in cash	$10,444,554	$(4,064,282)

Operating Activities

Net cash used in operating activities was $6,030,004 during the year ended December 31, 2019, versus $4,173,831 used during the comparable prior year period. Cash in both periods was used for used for engineering, corporate insurance, investor relations, labor, legal and professional fees, travel and other operating costs.

Investing Activities

Net cash used in investing activities was $171,076 for the year ended December 31, 2019 and $310,243 for the year ended December 30, 2018. In June 2019, we purchased medical imaging equipment for use in our TDSI business. In January 2018, we acquired the rights to a trademark portfolio for $50,000. In addition, we purchased a trade show booth in February 2018 and have invested in MapcatSF equipment and internal-use software development.

Financing Activities

Net cash provided by financing activities was $16,645,634 for the year ended December 31, 2019 was due primarily to the completion of our IPO, which resulted in net proceeds of $3,888,000, our follow-on offering in August which resulted in net proceeds of $4,944,340, and our follow-on offering in October which resulted in net proceeds of $7,392,467. In addition, in March 2019, the Company issued $350,000 in promissory and convertible promissory notes and received cash of $154,375 from the exercise of warrants. These proceeds were partially offset by payment of $100,000 to settle a promissory note. Net cash provided by financing activities was $419,792 for the year ended December 31, 2018 was due primarily to the sale of common stock, partially offset by deferred costs relating to our IPO, reduction in related party obligations, and payoff of a line of credit balance that had been assumed during our 2017 VectorVision acquisition.

Off-Balance Sheet Arrangements

At December 31, 2019 and December 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of December 31, 2019.

Segregation of Duties – The Company did not maintain effective policies to ensure adequate segregation of duties within its accounting processes. Specifically, due to the size of the Company and the smaller nature of department teams, opportunities are limited to segregate duties, resulting in one individual having almost complete responsibility for the processing of certain financial information.

While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness through the redistribution of job responsibilities, by hiring additional senior accounting staff, and through the design and implementation of additional internal controls in order to promote adequate segregation of duties. We expect to complete the remediation by the end of 2020. We expect to incur additional costs to remediate this weakness, primarily personnel costs.

We may not be successful in implementing these changes or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the Company’s current executive officers and directors based on information furnished to the Company by each executive officer and director. Each of the directors listed below was elected to the Board of Directors to serve until the Company’s next annual meeting of stockholders or until his or her successor is elected and qualified.

Name	Age	Position

Michael Favish	71	President, Chief Executive Officer and Chairman of the Board of Directors

Robert Weingarten	67	Director, Lead Director

Mark Goldstone	56	Director

David W. Evans	63	Director, Chief Science Officer

Donald A. Gagliano	67	Director

Kelly Anderson	52	Director

John Townsend	59	Controller, Chief Accounting Officer

Vincent J. Roth	52	General Counsel and Corporate Secretary

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

Robert N. Weingarten has been a Director of the Company effective June 30, 2015 and Lead Director on the Board of Directors since January 2017. He is an experienced business consultant and advisor with an ongoing consulting practice. Since 1979, he has provided financial consulting and advisory services and served on boards of directors of numerous public companies in various stages of development, operation or reorganization, which the Company believes qualifies him to serve on the Board of Directors. Mr. Weingarten was the CFO of Alltemp, Inc, from July 10, 2017 through June 28, 2018. Alltemp, Inc. was an SEC full reporting company until it filed a Form 15 on April 16, 2018. Mr. Weingarten was the Non-Executive Chairman of New Dawn Mining Corp. (“New Dawn”) from August 31, 2005 through September 30, 2010, and was named the Executive Chairman of New Dawn in October 2010. New Dawn has ceased to be publicly traded and reporting company. On April 29, 2013, Mr. Weingarten was appointed to the Board of Directors of RespireRx Pharmaceuticals Inc., formerly known as Cortex Pharmaceuticals, Inc. (“RespireRx”), and was named Vice President and Chief Financial Officer of RespireRx. He resigned from those positions on February 17, 2017. Mr. Weingarten received a B.A. Degree in Accounting from the University of Washington in 1974, and an M.B.A. Degree in Finance from the University of Southern California in 1975. Mr. Weingarten is a Certified Public Accountant (inactive) in the State of California. Mr. Weingarten has considerable accounting and finance acumen, particularly with regard to public reporting requirements. He also has considerable experience in the pharmaceutical industry, which has many similar regulatory requirements supplement as the medical foods and medical device markets in which the Company operates. These skills and experiences make Mr. Weingarten particularly suitable to serve as a director and offer guidance to the Company.

Mark Goldstone has been a Director since June 2015. Mr. Goldstone has over 25 years of experience in the healthcare industry, encompassing operations, commercialization and consulting. He has executed numerous M&A, financing and strategic partnership transactions, for a broad array of middle market and emerging growth companies in technology, life sciences and healthcare services, which qualifies him to serve on the Board of Directors. From 2007 to 2013, Mr. Goldstone was the global President of DDB Worldwide Communications Group Inc.’s healthcare business, where he was responsible for a global communications business spanning 40+ offices in over 36 markets. The business covered advertising, digital, integrated communications, healthcare professional promotion, branding, naming, design, market shaping, medical education and scientific communications. Mr. Goldstone has previously held senior positions at Publicis Healthcare Communications Group where he was responsible for the global Sanofi-Aventis business and at Interbrand where he was CEO of its global Healthcare business.

Mr. Goldstone moved from the United Kingdom to New York with Havas Group, where from 1996 to 2003 he held senior positions at Robert A. Becker, Euro RSCG and Jordan McGrath Case & Partners, Euro RSCG and ultimately at Euro RSCG Worldwide Headquarters, where he helped devise and build their global healthcare business – Euro RSCG Life Worldwide (Now Havas Life). Mr. Goldstone holds a BSc (Hons) in Pharmacy. He is a board member of the prestigious Galien Foundation and a board member of G3 Global Genomics Group. He is a member of the Royal Pharmaceutical Society of Great Britain and is a past Co-Chairman of New York Corporate Development for the American Diabetes Association. Mr. Goldstone’s breadth of experience in sales, marketing and strategic transactions in the healthcare industry is particularly useful to the Company as it develops its business, commercializes products and builds its marketing channels. The Company believes that these experiences make Mr. Goldstone particularly suitable to serve as a director and guide the Company in the complexities of the life science and healthcare services industries.

Donald A. Gagliano has served as a Director since the Company’s initial public offering on April 9, 2019. Dr. Gagliano has been a member of our Scientific Advisory Board since June 2015. Since October 2018, Dr. Gagliano has been the principal of GMIC LLC, which provides healthcare consultation services primarily for health systems engineering and ophthalmology subject matter expertise. Dr. Gagliano does not currently hold any directorships and has not held any directorships within the past five years. From April 2013 to October 2013, Dr. Gagliano was the Vice President for Global Medical Affairs for Bausch+Lomb, Inc. From 2016 to present, Dr. Gagliano has served as the President of the Prevention of Blindness Society. From November 2008 to March 2013, Dr. Gagliano served as the Assistant Secretary of Defense for Health Affairs as the first Executive Director of the Joint Department of Defense (DoD) and Department of Veterans Affairs (VA) Vision Center of Excellence (VCE). In 1975, Dr. Gagliano graduated from the US Military Academy at WestPoint with a degree in Engineering. In 1981, he received a Bachelor of Science in medicine from Chicago Medical School and in 1998 he received his Master of Healthcare Administration from Penn State University. Dr. Gagliano’s breadth of experience in the healthcare industry is particularly useful to the Company as it develops its business, commercializes products and builds its marketing channels. The Company believes that these experiences make Dr. Gagliano particularly suitable to serve as a director and guide the Company in the complexities of the life science and healthcare services industries.

David W. Evans has been a Director since September 2017 and Chief Science Officer. Dr. Evans is the founder of VectorVision, was appointed to the Company’s Board of Directors on September 29, 2017, the closing of the VectorVision acquisition, and thereafter was engaged as a consultant to serve as the Company’s Chief Science Officer. Dr. Evans is recognized as the leading expert in clinical contrast sensitivity and glare testing. He has provided his testing expertise and data analysis capability to a wide range of leading ophthalmic companies. Dr. Evans has published more than 30 scientific articles and 3 book chapters in the areas of refractive surgery, glaucoma, ocular blood flow and visual function, and is the inventor of 5 patents related to vision testing devices. Dr. Evans received his Bachelor of Science degree in Human Factors Engineering from the United States Air Force Academy, a Master of Science degree and Masters in Business Administration from Wright State University in Dayton, Ohio, and a Ph.D. in Ocular Physiology from Indiana University. The Company believes that these experiences make Dr. Evans particularly suitable to serve as a director and guide the Company in the complexities of the life science and healthcare services industries.

Kelly Anderson has been a Director since December 2019. Ms. Anderson is an experienced and strategic Board Member and Chief Financial Officer. With strong organizational achievements in a diverse group of industries, she has executed successful initial public offerings, follow-on offerings, mergers and acquisitions; creating value for investors and liquidity for ownership and management. Ms. Anderson has extensive finance, management and operating experience across industries, including: Internet, Subscription, Services, Clean Technology, Manufacturing and Financial Services companies. As a Board Member, Ms. Anderson has chaired the audit committee and has been a member on the compensation committee and nomination committee. Ms. Anderson brings her financial as well as industry knowledge to her board positions. As a strategic member of the executive team, she takes responsibility for reporting performance, trends and business issues that affect the execution of company goals. These roles require working closely with the CEO, the Board of Directors and senior management to present and communicate company-wide achievements and provide ideas on how to seize new opportunities and mitigate shortfalls.

Ms. Anderson has been a Board member for Tomi Environmental Services (TOMZ) since 2016, and is its Audit Committee Chair, and a member of its Compensation Committee. She is currently working on a capital market strategy for Concierge Technologies (CNCG) for uplisting and expects to be its audit committee chair upon completion. She also serves on the Accounting Advisory Committee for California State University, Fullerton. She is also a Board Member and on the Awards Committee for the Association for Corporate Growth. Ms. Anderson has a Bachelor of Arts, Accounting Concentration, from California State University, Fullerton and is a California CPA. Her license is currently inactive.

John Townsend has served as Controller since July 2016 and Chief Accounting Officer since March 2017. He has over 20 years of public and private company experience in industries including biotechnology, medical devices, and high-tech electronics manufacturing. Before joining the Company, Mr. Townsend worked at Cosmederm Biosciences, Inc., a specialty pharmaceutical company in 2016. From 2005 until 2015, he worked at Cytori Therapeutics, Inc., a stem cell therapy company. From 1996 to 2005, he worked at several high-tech companies, and he started his career at Deloitte (formerly Deloitte and Touche) after graduating from San Diego State University in 1993. Mr. Townsend is a Certified Public Accountant in the state of California.

Vincent J. Roth has served as General Counsel and Corporate Secretary since April 2015. He is an experienced corporate attorney with over 20 years of experience serving as the General Counsel to public and private companies in the high-tech, healthcare, medical device, nutraceutical, and biotechnology industries. Mr. Roth has worked as the General Counsel and Corporate Secretary for NucleusHealth, LLC, a medical device and teleradiology company since 2009. Mr. Roth worked as a partner at InnovaCounsel, LLP providing general counsel services to clients from 2009 to 2018. In addition to managing legal affairs, Mr. Roth is very familiar with operating in highly regulated industries. Mr. Roth completed a Master of Laws in Intellectual Property at the University of San Diego where he graduated with honors. He also received a Master of Laws in Business and Corporate Law from the University of San Diego with honors, a Juris Doctor and an MBA from Temple University, a Master of Liberal Arts in Sociology from the University of Pennsylvania and a BBA in Marketing and Human Resources from Temple University.

Director or Officer Involvement in Certain Legal Proceedings

The Company’s directors and executive officers were not involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past ten years.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Director Independence

The listing rules of NASDAQ Capital Market require that independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the NASDAQ Capital Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of the NASDAQ Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company’s Board of Directors has undertaken a review of the independence of the Company’s directors and director nominees and considered whether any director has a material relationship with it that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the Board of Directors has determined that each of Messrs. Weingarten, Goldstone, Gagliano and Anderson, representing four (4) of the Company’s six (6) directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the NASDAQ Capital Market. In making these determinations, the Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and any transactions involving them described in the section captioned “—Certain Relationships and Related Transactions and Director Independence.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements, with the exception of David Evans and Donald Gagliano each failing to file one Form 4 on a timely basis.

Code of Business Conduct and Ethics

The Company’s board of directors adopted a code of business conduct and ethics applicable to its employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq Capital Market. The code of business conduct and ethics is publicly available on the Company’s website. Any substantive amendments or waivers of the code of business conduct and ethics or code of ethics for senior financial officers may be made only by the Company’s board of directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq Capital Market.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2019 and 2018 to (i) our Chief Executive Officer, and (ii) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2019 and were serving as executive officers as of such date (we refer to these individuals as the “Named Executive Officers”).

Executive	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Michael Favish (1)	2019	$300,000	$-	$4,122,750	$-	$4,422,750
	2018	$275,000	$-	$-	$-	$275,000
John Townsend (2)	2019	$185,000	$25,000	$-	$-	$210,000
	2018	$165,000	$3,000	$-	$-	$168,000
Vincent J. Roth (3)	2019	$161,000	$-	$-	$-	$161,000
	2018	$156,000	$-	$-	$-	$156,000

(1) Michael Favish has been the Company’s CEO since inception. Mr. Favish received 2,750,000 units of membership interest at inception of the Company on December 1, 2009 when the Company was a California limited liability company, such units became 2,750,000 shares of common stock when the Company incorporated as a Delaware corporation on June 30, 2015. Mr. Favish was awarded a stock grant on December 31, 2016 for services rendered for 25,000 shares of the Company’s common stock valued at $0.18 per share. Mr. Favish was awarded a stock option grant on April 9, 2019 for 1,250,000 shares of the Company’s common stock at an exercise price of $4.40 per share (110% of the IPO price per common share) pursuant to his employment agreement.

(2) John Townsend has served as Controller since July 2016 and Chief Accounting Officer since March 2017. Mr. Townsend was awarded a stock grant on December 31, 2016 for services rendered for 2,500 shares of the Company’s common stock valued at $0.18 per share. Mr. Townsend received a stock grant in August 2017 for services rendered for 50,000 shares of the Company’s common stock valued at $0.18 per share.

(3) Vincent J. Roth has served as General Counsel and Corporate Secretary since April 2015. On December 31, 2016, Mr. Roth was awarded a stock grant for services rendered for 7,500 shares of the Company’s common stock valued at $0.18 per share.

Employment Agreements

On December 21, 2018, the Company entered into an Employment Agreement (the “Agreement”) with Michael Favish, its President and Chief Executive Officer, and Chairman of the Board, which agreement became effective as of January 1, 2019. Pursuant to the Agreement, Mr. Favish will serve in such positions for a term of three (3) years, and following the expiration of such three (3) year term, Mr. Favish’s employment shall be on an “at-will” basis, and such post-term employment will be subject to termination by either party at any time, with or without cause or prior notice.

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

Additionally, the Company granted Mr. Favish a non-qualified stock option (the “Option”) to purchase 1,250,000 shares of common stock upon the completion of the Public Offering (the “Grant Date”). The Option term shall be five years from the Grant Date and the Option shall have a purchase price per common share equal to 110% of the final offering price per share of common stock in the Public Offering. The Option shall vest ratably over three years commencing one twelfth on the first calendar quarter end date following the Grant Date), and one twelfth at the end of each calendar quarter thereafter until fully vested.

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

Outstanding Equity Awards at Fiscal Year-End

Pursuant to the employment agreement entered into on December 21, 2018 between the Company and Michael Favish, the Company granted Mr. Favish a non-qualified stock option on April 4, 2019 to purchase 1,250,000 shares of common stock. The options have a strike price of $4.40 per share and vest ratably over three years. As of December 31, 2019, 312,500 option shares have vested. There were no other outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2019.

Director Compensation

The Company accrued or paid compensation to its directors for serving in such capacity, as show in the table below.

Director	Year	Stock Awards	Fees Earned or Paid in Cash	Total
Mark Goldstone	2019	$-	$-	$-
	2018	$-	$-	$-
Robert Weingarten (1)	2019	$-	$60,000	$60,000
	2018	$-	$60,000	$60,000
David W. Evans (2)	2019	$-	$-	$-
	2018	$-	$-	$-
Michael Favish	2019	$-	$-	$-
	2018	$-	$-	$-
Donald A. Gagliano	2019	$-	$-	$-
	2018	$-	$-	$-
Kelly Anderson	2019	$-	$-	$-
	2018	$-	$-	$-

(1) Mr. Weingarten earned $60,000 as compensation for services as Lead Director during 2018, of which $10,000 was paid in December 2018 and $50,000 was paid in 2019. Mr. Weingarten earned $60,000 as compensation for services as Lead Director during 2019, of which $45,000 was paid in 2019 and $15,000 was paid in 2020.

(2) Mr. Evans was appointed as a Director on September 29, 2017. The Company entered into a Consulting Agreement with Dr. Evans, dated as of September 29, 2017 (the “Consulting Agreement”), whereby Dr. Evans has been engaged to serve as a consultant to the Company to further the Company’s planned development and commercialization of the Company’s portfolio of products and technology. Dr. Evans was given the title of Chief Science Officer on April 1, 2018. The Consulting Agreement had an initial term of 3 years, with automatic one-year renewals unless earlier terminated. Pursuant to the Consulting Agreement and subsequent amendments, Dr. Evans earned monthly compensation of $10,000 in 2018 and through April 2019, and monthly compensation of $15,000 beginning in May 2019.

On December 5, 2019, the Board of Directors adopted a director compensation program for the Company’s independent directors consisting of both cash and equity compensation, beginning in 2020. The program consists of the following compensation for directors:

Cash Compensation (payable quarterly)

●	Board service - $20,000 per year
●	Chairman of the Audit Committee – additional $10,000 per year
●	Chairman of any other Standing Committee – additional $5,000 per year
●	Member of the Audit Committee – additional $5,000 per year
●	Member of any other Standing Committee – additional $2,500 per year

Equity Compensation

●	Initial grant for new director – five year stock option to purchase 250,000 shares of Company common stock at the closing price of the Company’s common stock on the grant date, vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service.

●	Annual grant – five year stock option to purchase 100,000 shares of Company common stock granted on the earlier of the date of the Company’s annual meeting of stockholders or the last business day of the month ending June 30, vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, beneficially owned as of March 20, 2020 by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each executive officer and director, and (iii) all officers and directors as a group. The following table is based on the Company having 85,259,962 shares of common stock issued and outstanding as of March 20, 2020. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date. Shares of our common stock issuable upon exercise of options or warrants or conversion of notes that are exercisable or convertible within 60 days after March 20, 2020 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other stockholder for Percentage of Common Stock Beneficially Owned. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 85,259,962 shares of common stock outstanding at March 20, 2020, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 20, 2020. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned. Unless otherwise indicated, the address for each person listed is: c/o Guardion Health Sciences, Inc., 15150 Avenue of Science, Suite 200, San Diego, CA 92128.

Name of Beneficial Owner and Title of Officers and Directors	Shares of Common Stock Beneficially Owned	Percentage

Michael Favish, Chief Executive Officer, President and Director (a)	3,535,134	4.13%
Robert N. Weingarten, Director	652,500	*	%
Mark Goldstone, Director	525,300	*	%
Donald A. Gagliano, Director	136,500	*	%
David Evans, Director and Chief Science Officer(b)	1,542,500	1.81%
Kelly Anderson, Director	250,000	*	%
John Townsend, Chief Accounting Officer and Controller	52,500	*	%
Vincent J. Roth, General Counsel and Corporate Secretary	132,500	*	%
All Officers and Directors as a Group (8 persons)	6,826,934	7.99%

* Less than 1%.

(a)	Consists of 2,750,000 shares of common stock issued on December 1, 2009 for services provided; 25,000 shares issued on December 31, 2016 for services provided; 342,467 shares issued on December 31, 2016 in exchange for accrued compensation owed; 1,000 shares of common stock purchased April 10, 2019 in the Initial Public Offering, which shares were registered on the S-1 Registration Statement that the SEC declared effective on April 4, 2019; and 416,667 shares of common stock shares issuable upon the exercise of a common stock purchase option granted April 9, 2019 with a per share exercise price of $4.40 per share and a five-year term (the “Favish Option”). Excludes 833,333 unvested shares of common stock underlying the Favish Option. The Favish Option vests ratably on the last day of each calendar quarter following the date of grant over a period of three (3) years and is subject to Mr. Favish remaining employed with the Company on the applicable vesting dates.

(b)	Consists of 1,371,000 shares of common stock issued on September 29, 2017 in connection with the 2017 acquisition of VectorVision, Inc., 6,500 shares of common stock purchased April 9, 2019 in the Initial Public Offering, which shares were registered on the S-1 Registration Statement that the SEC declared effective on April 4, 2019, 40,000 shares purchased in the August follow-on offering and 125,000 of the shares issued in exchange for the VectorVision, Inc. acquisition serve as security for VectorVision, Inc.’s indemnification obligations under the Asset Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

During the twelve months ended December 31, 2019 and 2018, the Company incurred and paid $300,000 and $275,000, respectively, of salary expense to our Board Chairman and CEO, Mr. Michael Favish. In addition, compensation cost of $2,339,560 was recognized on amortization of stock option awards during the twelve months ended December 31, 2019. During the twelve months ended December 31, 2019 and 2018, the Company incurred and paid salaries of $114,000 and $103,000, respectively, to Karen Favish, spouse of Michael Favish. During the twelve months ended December 31, 2019 and 2018, the Company incurred and paid salaries of $55,000 and $33,000, respectively, to Kristine Townsend, spouse of Controller and Chief Accounting Officer John Townsend.

On September 29, 2017, the Company completed the acquisition of substantially all of the assets and liabilities of VectorVision Ohio in exchange for 1,525,000 shares of the Company’s common stock, pursuant to the Asset Purchase and Reorganization Agreement (“Asset Purchase Agreement”), which was entered into on an arm’s-length basis. David W. Evans, a Director of the Company, owned 28% of the issued and outstanding shares of VectorVision Ohio and his wife, Tamara Evans, owned 72% of the issued and outstanding shares of VectorVision Ohio. VectorVision Ocular Health, Inc is a wholly owned subsidiary of the Company formed by the Company in connection with the acquisition of assets from VectorVision Ohio. Dr. Evans was appointed as a director of the Company on September 29, 2017 pursuant to the Asset Purchase Agreement. The Company entered into a Consulting Agreement with Dr. Evans, dated as of September 29, 2017, whereby Dr. Evans has been engaged to serve as a consultant to the Company to further the Company’s planned development and commercialization of the Company’s portfolio of products and technology. The Consulting Agreement has an initial term of 3 years, with automatic one-year renewals unless earlier terminated. Dr. Evans is entitled to compensation of $10,000 per month for the first six months of the term of the Consulting Agreement and $7,500 per month for the remainder of the term of the Consulting Agreement. Additionally, on the same date, the Company and Dr. Evans entered into an Intellectual Property Purchase Agreement wherin the Company agreed to pay to Dr. Evans a commercially reasonable royalty payments on sales of goods relating to vision acuity testing during the term of the agreement. The parties agreed to negotiate the amount and the terms and conditions of the royalty in good faith.

Due to and from related parties represents unreimbursed expenses and compensation incurred on behalf of, and amounts loaned to the Company by, Michael Favish, the Company’s Chief Executive Officer, as well as other shareholders. The advances are unsecured, non-interest bearing and are due on demand. As of December 31, 2019 and 2018, there were no amounts due to related parties. As of December 31, 2017, the Company had $146,133 due to related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weinberg & Company, P.A. acted as the Company’s independent registered public accounting firm for the years ended December 31, 2019 and 2018 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Weinberg & Company, P.A. for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Audit Fees (a)	$92,467	$100,990
Tax Fees (b)	31,818	26,740
Other Fees (c)	240,093	33,141
Total	$364,378	$160,871

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(b)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(c)	Other fees represent fees related to our filing of certain Registration Statements.

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

Guardion Health Sciences, Inc.

Consolidated Financial Statements and Footnotes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Guardion Health Sciences, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guardion Health Sciences, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring losses and negative operating cash flows since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

March 30, 2020

Guardion Health Sciences, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018

Assets

Current assets
Cash	$11,115,502	$670,948
Accounts receivable	78,337	28,203
Inventories	310,941	357,997
Prepaid expenses	362,938	47,773

Total current assets	11,867,718	1,104,921

Deposits	11,751	11,751
Property and equipment, net	374,638	274,804
Right of use asset, net	572,714	-
Deferred offering costs	-	270,000
Intangible assets, net	50,000	456,104
Goodwill	-	1,563,520

Total assets	$12,876,821	$3,681,100

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$129,132	$413,925
Accrued expenses and deferred rent	116,211	81,412
Derivative warrant liability	13,323	-
Lease liability - current	151,568	-

Total current liabilities	410,234	495,337

Lease liability – long term	434,747	-

Total liabilities	844,981	495,337

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 74,982,562 and 20,564,328 shares issued and outstanding at December 31, 2019 and December 31, 2018	74,983	20,564
Additional paid-in capital	57,468,528	37,798,562
Accumulated deficit	(45,511,671)	(34,633,363)

Total stockholders’ equity	12,031,840	3,185,763

Total liabilities and stockholders’ equity	$12,876,821	$3,681,100

See accompanying notes to consolidated financial statements.

Guardion Health Sciences, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018

Revenue
Medical foods	$444,657	$332,795
Medical Devices	434,010	609,358
Other	24,270	-
Total revenue	902,937	942,153

Cost of goods sold
Medical foods	155,212	161,023
Medical Devices	178,815	237,156
Other	7,288	-
Total cost of goods sold	341,315	398,179

Gross profit	561,622	543,974

Operating expenses
Research and development	194,311	231,847
Sales and marketing	1,874,901	1,520,862
General and administrative	7,425,827	4,934,986
Goodwill impairment	1,563,520	-

Total operating expenses	11,058,559	6,687,695

Loss from operations	(10,496,937)	(6,143,721)

Other (income) expenses:
Interest expense	258,365	2,289
Finance cost upon issuance of warrants	415,955	-
Change in fair value of derivative warrants	(292,949)	-
Costs associated with extension of warrant expiration dates	-	1,621,397

Total other (income) expenses	381,371	1,623,686

Net loss	(10,878,308)	(7,767,407)

Net loss per common share – basic and diluted	$(0.30)	$(0.38)
Weighted average common shares outstanding – basic and diluted	36,468,081	20,188,628

See accompanying notes to consolidated financial statements.

Guardion Health Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	20,091,761	$20,092	$33,716,140	$(26,865,956)	$6,870,276
Fair value of vested stock options	-	-	1,595,037	-	1,595,037
Issuance of common stock – warrant exercises	103,000	102	16,358	-	16,460
Sale of common stock	369,567	370	849,630	-	850,000
Warrants - extension of expiration dates	-	-	1,621,397	-	1,621,397
Net loss	-	-	-	(7,767,407)	(7,767,407)
Balance at December 31, 2018	20,564,328	20,564	37,798,562	(34,633,363)	3,185,763
Fair value of vested stock options – officer and director	-	-	2,339,560	-	2,339,560
Fair value of vested stock options	-	-	254,170	-	254,170
Reclass of warrant liability to equity	-	-	359,683	-	359,683
Sale of common stock	36,050,000	36,050	16,188,757	-	16,224,807
Issuance of common stock for services	54,387	55	123,947	-	124,002
Issuance of common stock – warrant exercises	18,204,809	18,205	153,170	-	171,375
Fair value of common stock – conversion of notes payable and related interest	109,038	109	250,679	-	250,788
Net loss	-	-	-	(10,878,308)	(10,878,308)
Balance at December 31, 2019	74,982,562	$74,983	$57,468,528	$(45,511,671)	$12,031,840

See accompanying notes to consolidated financial statements.

Guardion Health Sciences, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018

Operating Activities
Net loss	$(10,878,308)	$(7,767,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477,346	295,672
Amortization of debt discount	250,000	-
Accrued interest expense included in notes payable	788	-
Amortization of right of use asset	148,440	-
Stock-based compensation	378,172	1,595,037
Stock-based compensation – officer and director	2,339,560	-
Goodwill impairment charge	1,563,520	-
Non-cash financing costs – derivative liability	415,955	-
Change in fair value of warrants – derivative liability	(292,949)	-
Costs associated with extension of warrant expiration dates	-	1,621,397
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(50,135)	44,568
Inventories	47,056	(203,267)
Deposits and prepaid expenses	(315,165)	68,111
Increase (decrease) in -
Accounts payable and accrued expenses	(14,244)	102,689
Lease liability	(140,888)	-
Accrued and deferred rent costs	40,848	69,369

Net cash used in operating activities	(6,030,004)	(4,173,831)

Investing Activities
Purchase of property and equipment	(171,076)	(260,243)
Purchase of intellectual property	-	(50,000)

Net cash used in investing activities	(171,076)	(310,243)

Financing Activities
Proceeds from issuance of common stock	16,224,807	850,000
Proceeds from issuance of convertible notes	250,000	-
Proceeds from issuance of promissory note	100,000	-
Payments on promissory note	(100,548)	-
Proceeds from exercise of warrants	171,375	16,460
Payments on line of credit	-	(30,535)
Deferred financing costs of IPO	-	(270,000)
Decrease in due to related parties	-	(146,133)

Net cash provided by financing activities	16,645,634	419,792

Cash:
Net increase (decrease)	10,444,554	(4,064,282)
Balance at beginning of period	670,948	4,735,230
Balance at end of period	$11,115,502	$670,948

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Fair value of warrant liability in connection with issuance of convertible notes	$436,034	$-
Recording of lease asset and liability upon adoption of ASU 2016-02	$721,154	$-
Reclass of warrant liability to equity	$359,683	$-
Fair value of common stock issued upon conversion of convertible notes and accrued interest	$250,788	$-
Reclass of deferred offering costs to equity	$270,000	$-

See accompanying notes to consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The Company is a specialty health sciences company (1) that has developed medical foods and medical devices in the ocular health space and (2) that is developing nutraceuticals that the Company believes will provide supportive health benefits to consumers.

Medical Foods:

●	Lumega-Z®: The Company formulates and distributes Lumega-Z®, which is designed to replenish and restore the macular protective pigment. A depleted macular protective pigment is a modifiable risk factor for retina-based diseases such as adult dry macular degeneration (“AMD”) and computer vision syndrome (“CVS”). The Company believes this risk may be modified by taking Lumega-Z to maintain a healthy macular protective pigment. Additionally, early research has shown a depleted macular protective pigment to be a biomarker for neurodegenerative diseases such as Alzheimer’s disease and dementia.

●	GlaucoCetinTM : In November 2018, the Company launched its second medical food product, GlaucoCetinTM. The Company believes GlaucoCetinTM is the first vision-specific medical food designed to support and protect the mitochondrial function of optic nerve cells and improve blood flow in the ophthalmic artery in patients with glaucoma. The parent compound of GlaucoCetinTM, called “GlaucoHealth,” was designed by Robert Ritch, M.D., one of the Company’s Medical Advisory Board members.

Medical Devices:

●	MapcatSF®: The Company invented a proprietary technology, embodied in the Company’s medical device, the MapcatSF®, that accurately measures the macular pigment optical density (“MPOD”). On November 8, 2016, the United States Patent and Trademark Office (“USPTO”) issued patent number 9,486,136 for the MapcatSF invention. Using the MapcatSF to measure the MPOD allows one to monitor the increase in the density of the macular protective pigment after taking Lumega-Z. The MapcatSF device is a Class I medical device under the U.S. Food and Drug Administration (“FDA”) classification scheme for medical devices, which the Company has determined does not require pre-market approval. The Company’s focus is to deploy the MapcatSF in clinics accompanied by trained technicians to conduct the MPOD measurements and collaborate with the physicians treating their patients. The Company maintains ownership and possession of the MapcatSF when used in this fashion but will sell the device to physicians upon request.

●	VectorVision and CSV-1000: In September 2017, the Company, through its wholly-owned subsidiary VectorVision Ocular Health, Inc., acquired substantially all of the assets and certain liabilities of VectorVision, Inc., a company that specializes in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study (“ETDRS”) visual acuity testing. VectorVision’s standardization system is designed to provide the practitioner or researcher with the ability to delineate very small changes in visual capability, either as compared to the population or from visit to visit. VectorVision develops, manufactures and sells equipment and supplies for standardized vision testing for use by eye doctors in clinical trials, for real-world vision evaluation, and industrial vision testing. The acquisition expands the Company’s technical portfolio. The Company believes the acquisition of VectorVision, through which it added the CSV-1000 to its product portfolio, further establishes its position at the forefront of early detection, intervention and monitoring of a range of eye diseases. Although the CSV-1000 will continue to be sold, the Company plans to put a greater focus on sales and marketing efforts of the new CSV-2000.

●	CSV-2000: In September 2019, the Company announced that it completed development of its new proprietary, digital CSV-2000 standardized contrast sensitivity testing device. The Company believes that the CSV-2000 is the only computer-generated vision testing instrument available that will provide the optical marketplace with the Company’s proprietary, industry-standard contrast sensitivity test, along with a full suite of standard vision testing protocols. The proprietary standardization methodology incorporated into the CSV-2000 includes a patented technology known as AcQviz, embodied in its own device, that automatically and constantly measures and adjusts screen luminance to a fixed standard light level for vision testing. The Company started selling the new CSV-2000 and AcQviz devices at the end of the first quarter of 2020.

Nutraceuticals:

●	NutriGuard Acquisition: In September 2019, the Company, through its wholly owned subsidiary NutriGuard Formulations, Inc., acquired NutriGuard Research, Inc. The Company intends to build a portfolio of nutraceutical products under the NutriGuard brand by developing new formulations and marketing its products to patients directly through direct to consumer (“DTC”) channels and through recommendations by their physicians.
●

acuMMUNE: The first new nutraceutical product under development is acuMMUNE, designed with the objective of supporting effective immune function. acuMMUNE has been specially formulated with ingredients that have been shown in studies to support interferon-mediated anti-viral mechanisms, which are important components of the body’s immune response during viral infections.* The Company is currently in the process of arranging for the manufacture and packaging of acuMMUNE at contract facilities in the United States and expects that this product will be available for sale beginning in approximately April 2020. The Company anticipates that acuMMUNE will also be available for export to various international markets shortly thereafter.

*This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.

●	In addition to NutriGuard’s acuMMUNE product, a Malaysian company has contracted with NutriGuard to develop a proprietary formula to meet the demands of the Malaysian company’s customers for an immune-supportive product. Each unit of the product will consist of two (2) bottles packaged together, one named Astramune-H and one named Astramune-V. The formula will be designed to provide both immuno-supportive and anti-inflammatory benefits to its users.

Transcranial Doppler Ultrasound Services:

●	TDSI: In August 2018, the Company created a wholly owned subsidiary, Transcranial Doppler Solutions, Inc. (“TDSI”). TDSI is dedicated to the pursuit of early predictors of eye diseases. The Company believes the ultrasound diagnosis of the vasculature of the brain is a valuable therapeutic intervention for practitioners and their patients, and the Company hopes that this business line will result in additional revenue streams generated from the testing and sale of Company products to appropriate customers. TDSI has established operations with selected clinics and is sending trained sonographers to conduct transcranial doppler ultrasound (“TCD”) services on the physicians’ patients at these initial facilities. The Company is working on expanding its client base by contacting and visiting new facilities to educate physicians on the benefits of the TCD service to facilitate scheduling additional facilities. The Company intends to target more fee-for-service practices that cater to cash paying patients.

The Company has been primarily engaged in research and development, product commercialization and capital raising activities.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $10,878,308 and utilized cash in operating activities of $6,030,004 during the year ended December 31, 2019. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued.

The Company’s independent registered public accounting firm has also included explanatory language in their opinion accompanying the Company’s audited financial statements for the year ended December 31, 2019. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, accruals for potential liabilities, valuing equity instruments issued during the period, and realization of deferred tax assets. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to current period presentation. Such amounts consist of operating segment disclosures, whereby revenue and cost of goods sold have been broken out on the Consolidated Statements of Operations to conform with the Company’s two reportable business segments as of December 31, 2019.

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

During the year ended December 31, 2019, the Medical Devices segment had one customer who accounted for approximately 22% of the Company’s sales; and during the year ended December 31, 2018, the Medical Devices segment had one customer who accounted for approximately 47% of the Company’s sales. No other customer accounted for more than 10% of sales in either year.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31, 2019 and 2018, no allowance for doubtful accounts and returns was considered necessary.

Inventories

The Company’s inventories are stated at the lower of weighted-average cost or net realizable value. The cost of finished goods and raw materials is determined on a first-in, first-out basis. The Company evaluates its inventories for obsolescence and recoverability at each reporting period.

Property and Equipment

Property and equipment are initially recorded at their historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (ranging from three to seven years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. As of December 31, 2019 and 2018, the Company was not aware of the existence of any indicators of impairment at such dates.

Identifiable Intangible Assets and Goodwill

In connection with the VectorVision transaction in 2017, the Company identified and allocated estimated fair values to intangible assets including customer relationships, technology, tradenames, and competition. Our goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired during our VectorVision acquisition.

The Company utilized the services of an independent third-party valuation firm to assist it in identifying intangible assets and in estimating their fair values. The useful lives for its intangible assets other than goodwill were estimated based on Management’s consideration of various factors, including assumptions that market participants might use about sales expectations as well as potential effects of obsolescence, competition, technological progress and the regulatory environment. Because the future pattern in which the economic benefits of these intangible assets may not be reliably determined, amortization expense has been calculated on a straight-line basis through September 30, 2019.

In accordance with Accounting Standard Codification (“ASC”) 350 – Intangibles – Goodwill and Other, the Company’s goodwill and other intangible assets are subject to periodic impairment testing. The Company reviews intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.

During 2018 and through September 30, 2019, the Company was not aware of the existence of any indicators of impairment such that the carrying amount of its identifiable intangible assets or goodwill were more likely than not to exceed their fair values. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

During the fourth quarter of 2019, the Company conducted its annual impairment analysis, considering multiple qualitative observations and indicators, including our customer relationships, the regulatory environment as it impacts medical devices, market penetration expectations and barriers, and our anticipated competitive environment. In addition, we assessed the operating results of our VectorVision reporting unit against the quantitative assumptions we used when determining the initial fair values associated with the 2017 business combination.

The Company believes strongly in the future growth and success of the VectorVision business. However, development of the CSV-2000 has taken longer than expected due to software engineering and other factors. Although we believe we will enjoy a dominant market share over time, there is subjectivity of predicting the amount and timing of that value. Recent changes in the regulatory environment may cost us more than anticipated to begin marketing the new device in Europe. Accounting treatment for intangible assets and goodwill requires thoughtful, objective judgment and evidence-based facts in order to support a fair value assertion. After objectively assessing the qualitative and quantitative factors above, Management concluded that it is more likely than not that the fair value for accounting purposes of the VectorVision intangible assets and goodwill is less than their carrying amount.

Due to the highly subjective and forward-looking nature of many of the indicators of impairment that might affect our business as well as the recent results of operations of the reporting unit, Management has concluded that as of December 31, 2019 it is no longer possible to determine a reasonable and objectively supportable fair value for the goodwill and identifiable intangible assets associated with the VectorVision acquisition. Accordingly, the Company recorded a goodwill impairment charge of $1,563,520 as of December 31, 2019.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to equity financings. These deferred offering costs are charged against the gross proceeds received during the appropriate period. During the period ended June 30, 2019, $270,000 of offering costs deferred at December 31, 2018 were offset to paid in capital upon completion of our April 2019 offering. As of December 31, 2019, there were no comparable deferred offering costs.

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

The following table presents the Company’s revenues disaggregated by segment:

	Year Ended December 31,
	2019	2018
Medical Foods	$444,657	$332,795
Medical Devices	434,010	609,358
Other	24,270	-
	$902,937	$942,153

All of the Company’s Medical Foods revenues are derived from individual retail customers in North America. Medical Devices revenues are derived from a worldwide customer base consisting of both retail customers and distributors. International customers contributed approximately 93% and 94% of Medical Devices revenues for the years ended December 31, 2019 and 2018, respectively. Distributors contributed approximately 62% and 80% of Medical Devices revenues for the years ended December 31, 2019 and 2018, respectively.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures, which include stock compensation expense, are expensed as incurred and totaled $194,311 and $231,847 for the years ended December 31, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included sales and marketing expense. Advertising costs aggregated $19,645 and $30,773 for the years ended December 31, 2019 and 2018, respectively.

Patent Costs

The Company is the owner of three issued domestic patents, three pending domestic patent applications, one issued foreign patent in Europe, one issued foreign patent in Hong Kong, and three foreign patent applications in Canada, Europe and Hong Kong. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs, including patent-related legal fees, filing fees and internally generated costs, are expensed as incurred. During the years ended December 31, 2019 and 2018, patent costs were $137,183 and $93,149, respectively, and are included in general and administrative costs in the statements of operations.

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

In periods prior to January 1, 2019, the Company accounted for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company recognizes the fair value of stock-based compensation within its statements of operations with classification depending on the nature of the services rendered. The adoption of the new standard had no cumulative effect on previously reported amounts.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2019 and 2018 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Net Loss per Share

The Company’s computation of basic and diluted net loss per common share is measured as net loss divided by the weighted average common shares outstanding during the respective periods, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Potential common shares such as from unexercised warrants and options that have an anti-dilutive effect are excluded from the calculation of diluted net loss per share. The Company’s basic and diluted net loss per share is the same for all periods presented because all shares issuable upon exercise of warrants and conversion of convertible debt outstanding are anti-dilutive as they decrease loss per share.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	December 31,
	2019	2018
Warrants	28,802,738	1,265,674
Options	2,962,500	1,362,500
	31,765,238	2,628,174

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

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

The following preliminary unaudited pro forma financial information gives effect to the Company’s acquisition of NutriGuard as if the acquisition had occurred on January 1, 2018 and had been included in the Company’s consolidated statements of operations during the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Pro forma net revenues	$963,167	$1,032,207
Pro forma net loss attributable to common shareholders	$(10,913,833)	$(7,920,263)
Pro forma net loss per share	$(0.30)	$(0.39)

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

Pursuant to the consulting agreement, the Company granted Mr. McCarty stock options to purchase 100,000 shares of the Company’s common stock with a grant date fair value of $54,004 and an exercise price of $0.54 per share, which was the closing market price of the Company’s common stock on the Effective Date. The stock options were granted under the terms of the Company’s 2018 Equity Incentive Plan, and the options vest as follows: 25% on the Effective Date, 25% on the first anniversary following the Effective Date, 25% on the second anniversary following the Effective Date, and 25% on the third anniversary following the Effective Date.

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

In September 2017, the Company, through its wholly-owned subsidiary VectorVision Ocular Health, Inc., acquired substantially all of the assets and certain liabilities of VectorVision, Inc., a company that specialized in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study visual acuity testing. In August 2018, the Company created a wholly owned subsidiary, Transcranial Doppler Solutions, Inc. (“TDSI”). The Company has established TDSI operations with selected clinics and is focusing on expanding its client base. In September 2019, the Company’s newly-formed wholly-owned subsidiary, NutriGuard Formulations, Inc. (“NGFI”), completed an asset purchase agreement with NutriGuard Research, Inc., and NutriGuard’s sole shareholder, Mark McCarty. The Company intends to utilize the NGFI subsidiary to build a nutraceutical brand and product portfolio based on updated and reformulated compounds.

The addition of potential new products or services as the Company grows requires management to periodically reevaluate its reporting structure. As sales of our medical foods as well as sales of VectorVision products grow, there is an increased need for the CODM to evaluate revenue and gross profit on a product line or group basis for purposes of resource allocation. As of December 31, 2019, the TDSI and NGFI subsidiaries do not meet the required quantitative criteria to be considered a reportable operating segment. Additionally, these subsidiaries do not share similar economic characteristics or a majority of the aggregation criteria set forth in ASC 280, and therefore are included in the category “Corporate” below. The TDSI and NGFI businesses earned $17,200 and $7,070 of service revenue, respectively, and incurred approximately $284,935 and $75,322 of operating costs, respectively, during the year ended December 31, 2019. As of December 31, 2019, based on anticipated growth and the expanding diversity of product and service offerings by the Company, management has concluded that results should be reported in two segments: Medical Foods and Medical Devices. The following tables set forth our results of operations by segment (results allocated to Corporate consist of the TDSI and NGFI operations):

	For the Year Ended December 31, 2019
	Corporate	Medical Foods	Medical Devices	Total

Revenue	$24,270	$444,657	$434,010	$902,937

Cost of goods sold	7,288	155,212	178,815	341,315

Gross profit	16,982	289,445	255,195	561,622

Goodwill impairment charge	-	-	1,563,520	1,563,520

Operating expenses	360,257	8,026,239	1,108,543	9,495,039

Loss from operations	$(343,275)	$(7,736,794)	$(2,416,868)	$(10,496,937)

	For the Year Ended December 31, 2018
	Corporate	Medical Foods	Medical Devices	Total

Revenue	$-	$332,795	$609,358	$942,153

Cost of goods sold	-	161,023	237,156	398,179

Gross profit	-	171,772	372,202	543,974

Operating expenses	72,797	5,950,711	664,187	6,687,695

Loss from operations	$(72,797)	$(5,778,939)	$(291,985)	$(6,143,721)

The following tables set forth our total assets by segment. Intersegment balances and transactions have been removed:

	As of December 31, 2019
	Corporate	Medical Foods	Medical Devices	Total
Current assets
Cash	$11,115,502	$-	$-	$11,115,502
Inventories	5,003	126,708	179,230	310,941
Other	7,399	219,223	214,653	441,275
Total current assets	11,127,904	345,931	393,883	11,867,718

Right of use asset	-	509,464	63,250	572,714
Property and equipment, net	-	219,056	155,582	374,638
Intangible assets, net	-	50,000	-	50,000
Other	-	11,751	-	11,751

Total assets	$11,127,904	$1,136,202	$612,715	$12,876,821

	As of December 31, 2018
	Corporate	Medical Foods	Medical Devices	Total
Current assets
Cash	$670,948	$-	$-	$670,948
Inventories	-	235,957	122,040	357,957
Other	-	44,110	31,866	75,976
Total current assets	670,948	280,067	153,906	1,104,921

Property and equipment, net	-	99,178	175,626	274,804
Deferred offering	-	270,000	-	270,000
Intangible assets, net	-	50,000	406,104	456,104
Goodwill	-	-	1,563,520	1,563,520
Other	-	11,751	-	11,751

Total assets	$670,948	$710,996	$2,299,156	$3,681,100

5.	Inventories

Inventories consisted of the following:

	December 31,
	2019	2018
Raw materials	$246,875	$282,574
Finished goods	64,066	75,423
	$310,941	$357,997

6.	Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2019	2018
Leasehold improvements	$98,357	$98,357
Testing equipment	394,427	249,447
Furniture and fixtures	185,799	163,186
Computer equipment	68,460	64,976
Office equipment	8,193	8,193
	755,236	584,159
Less accumulated depreciation and amortization	(380,598)	(309,355)
	$374,638	$274,804

For the years ended December 31, 2019 and 2018, depreciation and amortization expense was $71,242 and $81,035, respectively, of which $33,004 and $34,524 was included in research and development expense, $15,641 and $10,898 was included in sales and marketing expense, and $22,597 and $35,613 was included in general and administrative expense, respectively.

7.	Intangible Assets

The Company’s intangible assets consisted of the following:

		December 31,
	Estimated Useful Life in Years	2019	2018
Customer relationships	3	$430,700	$430,700
Technology	3	161,100	161,100
Trade Names	5	65,600	65,600
Noncompetition	4	17,000	17,000
		674,400	674,400
Less accumulated depreciation and amortization		(674,400)	(268,296)
		$-	$406,104

The Company’s amortization expense on its finite-lived intangible assets was $406,104 and $214,637 for the years ended December 31, 2019 and 2018, respectively.

Due to the highly subjective and forward-looking nature of many of the indicators of impairment that might affect our VectorVision business, the Company has accelerated the remaining amortization of $191,467 on its identifiable intangible assets as of December 31, 2019.

	December 31,
	2019	2018
Trademark	$50,000	$50,000

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

The Company determined that the acquired intangible asset met the definition of a defensive intangible asset under ASC 350. The Company accounted for the $50,000 payment as an acquired intangible asset as of the closing of the agreement. As the Company can renew the underlying rights to the IP Assets indefinitely at nominal cost, the assets have been classified as a non-amortizable intangible asset on the Company’s balance sheet. The Company evaluates the status of the assets for impairment annually or more frequently if warranted. Based on management’s measurement, there were no indications of impairment at December 31, 2019.

8.	Promissory Notes

Promissory Note

On March 12, 2019, the Company issued a promissory note with principal in the amount of $100,000, simple interest of 10% annually, and with a maturity date of June 10, 2019. On April 11, 2019, the Company repaid the promissory note for a total of $100,548 including accrued interest.

Convertible Notes and Related Warrants

On March 15, 2019, the Company issued a convertible note with principal in the amount of $100,000, simple interest of 5% annually, and with a maturity date of September 30, 2019. In addition, on March 20, 2019, the Company issued a convertible note with principal in the amount of $150,000, simple interest of 5% annually, and with a maturity date of September 30, 2019. The convertible notes (principal and accrued interest) were mandatorily convertible upon the consummation of the IPO. Concurrent with the issuance of the notes, the Company issued warrants to both note holders equal to the number of shares of common stock that the holders receive in connection with the converted notes. The per share exercise price of the warrants was set at 125% of the conversion price of the notes, defined in the note agreements, as the lower of (a) 75% of the price per share of common stock of the IPO or (b) $2.30. The Company issued 109,038 warrants based upon the completion of the IPO in April 2019

Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as a derivative liability upon issuance. The aggregate fair value of the warrants was calculated as $436,034 based on a probability effected Black-Scholes option pricing model with a stock price of $4.00, volatility of 138%, and risk-free rates ranging from 2.34% - 2.39%. The Company recognized a debt discount of $250,000 equal to the face amount of the convertible notes and recorded a financing cost of $186,034 equal to the difference between the fair value of the warrants and the debt discount. See Note 11 for further discussion of the derivative liability.

The convertible notes and accrued interest with an aggregate balance of $250,788 were mandatorily converted into 109,038 shares of common stock based on a conversion price of $2.30 per share upon the consummation of the IPO in April 2019 and the valuation discount of $250,000 was recognized as interest cost.

9.	Lease Liabilities

In October 2012, the Company entered into a lease agreement for 9,605 square feet of office and warehouse space commencing March 1, 2013. Upon entering into the agreement, the Company paid a deposit of $47,449, of which $36,979 represented prepaid rent. As of December 31, 2019, $11,751 remained on deposit under the lease agreement. The lease (“Lease 1”) was renewed for an additional five years in 2018. As of December 31, 2019, remaining lease payments under the amended lease agreement averaged $13,000 per month through July 2023.

In connection with the VectorVision acquisition on September 29, 2017, the Company assumed a lease agreement for 5,000 square feet of office and warehouse space which commenced on October 1, 2017. The lease (“Lease 2”) was renewed for an additional 65 months. As of December 31, 2019, remaining lease payments averaged $1,852 per month through February 2023.

In accounting for the leases on January 1, 2019, the Company adopted ASU 2016-02 - Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the leases as operating leases and determined that the fair value of Lease 1 at the inception of the lease was $639,520 using a discount rate of 3.9% and the fair value of Lease 2 at the inception of the lease was $81,634 using a discount rate of 3.9%. During the year ended December 31, 2019, the Company made combined payments on both leases of $166,770 towards the lease liabilities. As of December 31, 2019, the lease liability for Lease 1 was $520,284, and the lease liability for Lease 2 was $66,031. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Combined rent expense for both leases for the years ended December 31, 2019 and 2018 was $174,323 and $85,084, respectively. During the year ended December 31, 2019, the Company reflected amortization of right of use asset of $148,440 related to the leases, resulting in a net asset balance of $572,714 as of December 31, 2019.

10.	Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at December 31, 2019 with respect to such matters.

11.	Stockholders’ Equity

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

On October 30, 2019, the Company completed an underwritten public offering of 22,800,000 shares of its common stock plus 1,700,000 pre-funded warrants to purchase common stock in lieu thereof and Series B warrants to purchase up to 24,500,000 shares of the Company’s common stock. Each share of common stock (or pre-funded warrant) was sold together with one Series B warrant to purchase one share of common stock at a combined price to the public of $0.342 per share and Series B warrant. The shares of common stock or pre-funded warrants and the accompanying Series B warrants were sold together but issued separately and were immediately separable upon issuance. Warrants to purchase 840,000 shares of common stock upon the exercise of the underwriters’ over-allotment option and warrants to purchase 1,960,000 shares of common stock were issued to the underwriters as representatives of the public offering. Net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately $7,400,000. See Warrants discussion below for additional details.

Other Issuances

During the year ended December 31, 2019, the Company issued 54,387 fully vested shares of common stock for services rendered and recognized $124,002 in stock compensation expense related to these shares.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2017	1,491,836	$0.89	1.16
Granted	-	-	-
Forfeitures	-	-	-
Expirations	(158,162)	0.17	-
Exercised	(103,000)	0.01	-
December 31, 2018	1,265,674	0.71	0.29
Granted	46,161,538	0.42	4.81
Forfeitures	-	-	-
Expirations	(279,424)	(1.83)	-
Exercised	(18,345,050)	(0.50)	-
December 31, 2019, all exercisable	28,802,738	$0.38	4.91

The exercise prices of warrants outstanding and exercisable as of December 31, 2019 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
25,340,000	$0.34
1,960,000	0.44
1,040,000	0.50
226,200	0.59
65,000	1.50
109,038	2.88
62,500	5.00
28,802,738

During the year ended December 31, 2019, the Company granted a total of 46,161,538 warrants consisting of: (a) 62,500 warrants associated with our IPO financing in April 2019 (see Warrant Liability discussion below), (b) 109,038 warrants in connection with the conversion of certain notes (c) 16,990,000 warrants associated with our August public offering, and (d) 29,000,000 warrants associated with our October public offering.

The August and October pre-funded warrants were sold to purchasers whose purchase of shares of common stock in the offerings would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding common stock immediately following the consummation of the offerings, in lieu of shares of common stock. Each pre-funded warrant represents the right to purchase one share of common stock at an exercise price of $0.01 per share.

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

The October public offering price was $0.332 per share of common stock and $0.01 per accompanying warrant. Each warrant sold with the shares of common stock represents the right to purchase one share of common stock at an exercise price of $0.342 per share.

During the year ended December 31, 2019, investors exercised a total of 18,345,050 warrants for 18,204,809 shares of common stock, consisting of (I) 15,356,300 warrants exercised on a cashless basis for 15,216,059 net common shares, and (II) 2,988,750 warrants exercised for a total of $171,375 in proceeds to the Company (2,700,000 of these warrants were exercisable for $0.01 per share, and 288,750 were exercisable for $0.50 per share).

During the year ended December 31, 2019, 279,424 warrants expired unexercised.

As of December 31, 2019, the Company had an aggregate of 28,802,738 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $0.38, a weighted average remaining life of 4.91 years. The aggregate intrinsic value of warrants outstanding as of December 31, 2019 was $0.

Warrant Liability

In March 2019, the Company issued warrants to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019). Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at the issuance date. The fair value of the warrants will be remeasured at each reporting period, with the change in the fair value recognized in earnings in the accompanying statements of operations. The Company estimated that the issuance of 109,038 warrants with an exercise price of $2.88 per share would correspond to the number of shares of common stock that the holders would receive in connection with the completion of the IPO. The fair value of the warrants at issuance was determined to be $436,034, of which $250,000 was recorded as a valuation discount and $186,034 was recorded as a finance cost. Upon completion of the IPO, the exercise price and the number of warrants were fixed and the warrants are no longer accounted for as liabilities. The fair value of the warrants at the closing of the IPO was determined to be $359,683 using a Black-Scholes model with a weighted average remaining life of 4.94 years and a stock valuation of $3.30 per share, and such amount was reclassified to equity. During the year ended December 31, 2019, the Company recognized a change in warrant liability of $76,351 that was recorded in the accompanying statements of operations.

On April 9, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying Statements of Operations. The fair value of the warrants at the date of issuance was determined to be $229,921 and was recorded as a finance cost. As of December 31, 2019, the fair value of the warrants was determined to be $13,323 and the change in fair value of $216,598 was recognized in the accompanying statements of operations.

The fair value of the warrant liability was determined at the following issuance and reporting dates using the Black-Scholes-Merton option pricing model and the following assumptions:

	Convertible Noteholders	Underwriter	Warrant Liability As of
	Upon Issuance	Upon Issuance	December 31, 2019
Stock price	$4.00	$3.68	$0.22
Risk free interest rate	2.34 – 2.39%	2.29%	1.62%
Expected volatility	138%	137%	145%
Expected life in years	5.00	5.00	4.26
Expected dividend yield	0%	0%	0%
Number of warrants	109,038	62,500	62,500
Fair value of warrants	$436,034	$229,921	$13,323

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2017	1,062,500	$2.19	5.14
Granted	300,000	0.55	1.49
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
December 31, 2018	1,362,500	2.26	3.78
Granted	1,600,000	3.51	4.38
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
December 31, 2019, outstanding	2,962,500	$2.94	3.64
December 31, 2019, exercisable	1,825,000	$2.47	3.19

The exercise prices of options outstanding and exercisable as of December 31, 2019 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
250,000	125,000	$0.25
100,000	25,000	0.54
625,000	625,000	2.00
62,500	62,500	2.30
675,000	675,000	2.50
1,250,000	312,500	4.40
2,962,500	1,825,000

On April 9, 2019, the Company granted options to purchase 1,250,000 shares of common stock to the Company’s Chairman and CEO with a grant date fair value of $4,122,750 and an exercise price per share of $4.40. The options vest on a quarterly basis over three years. On September 20, 2019, the Company granted options to purchase 100,000 shares of common stock to a consultant with a grant date fair value of $54,004 and at a price per share of $0.54. 25,000 of the options vested immediately and the remainder vest on an annual basis over three years. On December 30, 2019, the Company granted options to purchase 250,000 shares of common stock to a director with a grant date fair value of $61,510 and an exercise price per share of $0.25. 125,000 options vested upon the date of grant, and the remaining 125,000 vest on a quarterly basis over four quarters.

The Company accounts for share-based payments in accordance with ASC 718 wherein grants are measured at the grant date fair value and charged to operations over the vesting periods. During the year ended December 31, 2019, $2,593,730 of compensation expense was recognized relating the amortization of these awards.

During the year ended December 31, 2019, option awards were valued based upon the Black-Scholes option-pricing model, with stock prices ranging from $0.25 to $4.00 per share, volatility ranging from 115% to 145%, and an average risk-free rate ranging from 1.63% to 2.46%.

As of December 31, 2019, the Company had an aggregate of 1,137,500 remaining unvested options outstanding, with a total estimated fair value of $1,839,635, weighted average exercise price of $3.69, and weighted average remaining life of 4.36 years. The aggregate intrinsic value of options outstanding as of December 31, 2019 was $0.

12.	Related Party Transactions

During the twelve months ended December 31, 2019 and 2018, the Company incurred and paid $300,000 and $275,000, respectively, of salary expense to our Board Chairman and CEO, Mr. Michael Favish. In addition, compensation cost of $2,339,560 was recognized on amortization of stock option awards during the twelve months ended December 31, 2019. During the twelve months ended December 31, 2019 and 2018, the Company incurred and paid salaries of $114,000 and $103,000, respectively, to Karen Favish, spouse of Michael Favish. During the twelve months ended December 31, 2019 and 2018, the Company incurred and paid salaries of $55,000 and $33,000, respectively, to Kristine Townsend, spouse of Controller and Chief Accounting Officer John Townsend.

On December 21, 2018, the Company entered into an Employment Agreement (the “Agreement”) with Michael Favish, which agreement became effective as of January 1, 2019. Pursuant to the Agreement, Mr. Favish will serve in such positions for a term of three (3) years, and following the expiration of such three (3) year term, Mr. Favish’s employment shall be on an “at-will” basis, and such post-term employment will be subject to termination by either party at any time, with or without cause or prior notice.

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

Additionally, the Company granted Mr. Favish a non-qualified stock option (the “Option”) to purchase 1,250,000 shares of common stock upon the completion of the Public Offering (the “Grant Date”). The Option term shall be five years from the Grant Date and the Option shall have a purchase price per common share equal to 110% of the final offering price per share of common stock in the Public Offering. The Option shall vest ratably over three years commencing one twelfth on the first calendar quarter end date following the Grant Date), and one twelfth at the end of each calendar quarter thereafter until fully vested.

13.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are summarized below.

	December 31,
	2019	2018
Net operating loss carryforwards	$3,961,000	$2,689,000
Stock-based compensation	1,479,000	942,000
Amortization of intangibles	83,000	19,000
Accrued expenses	12,000	—
Research and development credit	(7,000)	—
Depreciation	(43,000)	(1,000)
Total deferred tax assets	5,485,000	3,649,000
Valuation allowance	(5,485,000)	(3,649,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2019 and 2018, due to the losses incurred during the periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rates for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
U. S. federal statutory tax rate	(21.0)%	(21.0)%
State, net of federal benefit	1.7%	5.0%
Non-deductible goodwill impairment charge	3.0%	—%
	(16.3)%	(16.0)%
Change in valuation allowance	16.3%	16.0%
Effective tax rate	0.0%	0.0%

At December 31, 2018, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $16,053,000 which, if not utilized earlier, will begin to expire in 2035. Under Internal Revenue Code Sections 382 and 383, management expects that the Company’s ability to use its net operating loss carryforwards will be limited in future periods.

14.	Subsequent Events

From January 1, 2020 through March 27, 2020, the Company received total gross proceeds of $3,516,581 from the exercise of 10,282,400 warrants issued in the Company’s October 2019 follow-on offering.

On March 19, 2020, the Company received a written notification from Nasdaq that the Company has been granted an additional 180 calendar days, or until September 14, 2020, to regain compliance with the minimum bid price requirement.

On February 5, 2020, the Board of Directors granted a stock option from the Company’s 2018 Equity Incentive Plan to a recently hired sales manager to purchase 250,000 shares of common stock of the Company with an exercise price of $0.27 per share. Such options vest ratably quarterly from the employee’s date of hire. Such option has a term of 10 years provided the employee remains a service provider.

On February 5, 2020, the Board of Directors granted four stock options from the Company’s 2018 Equity Incentive Plan, one to each of four recently hired salespeople. Each grant is to purchase 10,000 shares of common stock of the Company with an exercise price of $0.27 per share. Each option vests 100% on the date that is six months after each employee’s date of hire. Each option has a term of 10 years provided each such employee remains a service provider.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase and Reorganization Agreement dated as of September 29, 2017 (filed on Form 8-K on October 5, 2017 and incorporated herein by reference)
3.1	Articles of Organization of P4L Health Sciences, LLC and restatement changing name to Guardion Health Sciences, LLC filed in California (filed with the Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.2	Articles of Conversion; Delaware and California (filed with the Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.3	Certificate of Incorporation in Delaware and amendment thereto (filed with the Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
3.4	Certificate of Amendment to Certificate of Incorporation (filed on Form 8-K on February 1, 2019 and incorporated herein by reference)
3.5	Certificate of Amendment to Certificate of Incorporation filed and effective with the Delaware Secretary of State on December 6, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on December 10, 2019)
3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on October 22, 2019)
3.7	Second Amended and Restated Bylaws, effective October 22, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on October 22, 2019)
4.1	Restricted Stock Purchase Agreement by and between Michael Favish Living Trust dated January 31, 2007 and Guardion Health Sciences, Inc. (filed on Form 8-K on January 5, 2017 and incorporated herein by reference)
4.2*	Description of Securities
10.1	Lease for 15150 Avenue of the Sciences, Suite 200, San Diego California and amendments thereto (filed with the Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
10.2	Form of Indemnification Agreement (filed with the Registration Statement on Form S-1 filed with the SEC on February 11, 2016)
10.3	Intellectual Property Assignment Agreement with David W. Evans and VectorVision, Inc. dated as of September 29, 2017 (filed on Form 8-K on October 5, 2017 and incorporated herein by reference)
10.4	Consulting Agreement with David W. Evans dated as of September 29, 2017 (filed on Form 8-K on October 5, 2017 and incorporated herein by reference)
10.5	Guardion Health Sciences, Inc. 2018 Equity Incentive Plan (filed with the Definitive Proxy Statement on Schedule 14A on October 22, 2018 and incorporated herein by reference)
10.6	Employment Agreement between Guardon Health Sciences, Inc. and Michael Favish (filed on Form 8-K on December 27, 2018 and incorporated herein by reference)
10.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on March 21, 2019)
10.8	Warrant Agreement, including form of Warrant, made as of August 15, 2019, between the Company and VStock Transfer LLC (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on August 19, 2019)
10.9	Asset Purchase Agreement, effective September 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on September 24, 2019)
10.10	Warrant Agreement, including form of Series B Warrant, made as of October 30, 2019, between the Company and VStock (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on October 31, 2019)
21.1*	List of Subsidiaries
23.1*	Consent of Weinberg & Company
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Guardion Health Sciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2018 and 2017, (ii) Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017, (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) Notes to Financial Statements.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2020.

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

Signature	Title	Date

/s/ Michael Favish	CEO, President and	March 30, 2020
Michael Favish	Chairman of the Board (Principal Executive Officer)

/s/ John Townsend	Controller and Chief Accounting	March 30, 2020
John Townsend	Officer (Principal Financial and Principal Accounting Officer)

/s/ Robert N. Weingarten	Director	March 30, 2020
Robert N. Weingarten

/s/ Mark Goldstone	Director	March 30, 2020
Mark Goldstone

/s/ David W. Evans	Director	March 30, 2020
David W. Evans

/s/ Donald A. Gagliano	Director	March 30, 2020
Donald A. Gagliano

/s/ Kelly Anderson	Director	March 30, 2020
Kelly Anderson

-58-