Form 10-Q
period 2020-09-30
Guardion Health Sciences, Inc.
filed 2020-11-12
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 001-38861

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

As of November 12, 2020, there were 88,327,312 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three-month period ended September 30, 2020 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets

Current assets
Cash	$9,795,441	$11,115,502
Accounts receivable	22,849	78,337
Inventories, net	1,284,173	310,941
Prepaid expenses	231,621	362,938

Total current assets	11,334,084	11,867,718

Deposits	11,751	11,751
Property and equipment, net	305,600	374,638
Right-of-use asset, net	457,677	572,714
Intangible assets	50,000	50,000

Total assets	$12,159,112	$12,876,821

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$576,890	$70,291
Accrued expenses	182,597	175,052
Due to former officer	230,208	-
Derivative warrant liability	7,519	13,323
Lease liability – current	159,962	151,568
Total current liabilities	1,157,176	410,234

Lease liability – long-term	313,909	434,747

Total liabilities	1,471,085	844,981

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 88,327,312 and 74,982,562 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	88,327	74,983
Additional paid-in capital	61,308,938	57,468,528
Accumulated deficit	(50,709,238)	(45,511,671)

Total stockholders’ equity	10,688,027	12,031,840

Total liabilities and stockholders’ equity	$12,159,112	$12,876,821

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Medical foods and nutraceuticals	$142,556	$112,957	$1,446,584	$317,338
Medical devices	110,632	44,705	237,136	337,531
Other	-	3,500	6,100	9,800
Total revenue	253,188	161,162	1,689,820	664,669

Cost of goods sold
Medical foods and nutraceuticals	68,956	41,655	764,245	120,608
Medical devices	45,157	27,922	101,077	136,958
Other	-	1,422	2,478	3,981
Total cost of goods sold	114,113	70,999	867,800	261,547

Gross profit	139,075	90,163	822,020	403,122

Operating expenses
Research and development	34,034	31,897	109,803	138,613
Sales and marketing	167,213	448,387	1,175,126	1,246,846
General and administrative	2,070,998	2,022,367	5,299,696	5,427,573
Costs related to resignation of former officer (including the reversal of previously recognized stock compensation expense of $965,295 during the nine months ended September 30, 2020)	-	-	(615,936)	-
Loss on sale of equipment	18,500	-	18,500	-
Impairment loss on equipment	-	-	30,948	-

Total operating expenses	2,290,745	2,502,651	6,018,137	6,813,032

Loss from operations	(2,151,670)	(2,412,488)	(5,196,117)	(6,409,910)

Other (income) expense:
Interest expense	3,716	4,205	7,254	255,842
Finance cost upon issuance of warrants	-	-	-	415,955
Change in fair value of derivative warrants	(11,892)	(31,322)	(5,804)	(259,154)

Total other (income) expense	8,176	(27,117)	1,450	412,643

Net loss	$(2,143,494)	$(2,385,371)	$(5,197,567)	$(6,822,553)

Net loss per common share – basic and diluted	$(0.02)	$(0.07)	$(0.06)	$(0.26)
Weighted average common shares outstanding – basic and diluted	88,320,523	36,035,309	84,530,367	26,483,713

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	74,982,562	$74,983	$57,468,528	$(45,511,671)	$12,031,840
Fair value of vested stock options – former officer	-	-	436,287	-	436,287
Fair value of vested stock options	-	-	55,281	-	55,281
Issuance of common stock for services	25,000	25	12,300	-	12,325
Issuance of common stock – warrant exercises	10,382,400	10,382	3,540,399	-	3,550,781
Net loss	-	-	-	(2,346,913)	(2,346,913)
Balance at March 31, 2020	85,389,962	85,390	61,512,795	(47,858,584)	13,739,601
Fair value of vested stock options – former officer	-	-	(1,377,223)	-	(1,377,223)
Fair value of vested stock options	-	-	41,782	-	41,782
Issuance of common stock – warrant exercises	2,920,000	2,920	995,720	-	998,640
Net loss	-	-	-	(707,160)	(707,160)
Balance at June 30, 2020	88,309,962	88,310	61,173,074	(48,565,744)	12,695,640
Fair value of vested stock options	-	-	129,948	-	129,948
Issuance of common stock – warrant exercises	17,350	17	5,916	-	5,933
Net loss	-	-	-	(2,143,494)	(2,143,494)
Balance at September 30, 2020	88,327,312	$88,327	$61,308,938	$(50,709,238)	$10,688,027

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	20,564,328	$20,564	$37,798,562	$(34,633,363)	$3,185,763
Fair value of vested stock options	-	-	56,232	-	56,232
Issuance of common stock – warrant exercises	292,283	293	30,957	-	31,250
Net loss	-	-	-	(1,385,099)	(1,385,099)
Balance at March 31, 2019	20,856,611	20,857	37,885,751	(36,018,462)	1,888,146
Fair value of vested stock options – officer and director	-	-	1,066,159	-	1,066,159
Fair value of vested stock options	-	-	62,763	-	62,763
Fair value of warrants	-	-	359,683	-	359,683
Sale of common stock	1,250,000	1,250	3,886,750	-	3,888,000
Issuance of common stock for services	54,387	55	123,947	-	124,002
Issuance of common stock – warrant exercises	463,726	463	100,162	-	100,625
Issuance of common stock – conversion of notes payable and related interest	109,038	109	250,679	-	250,788
Net loss	-	-	-	(3,052,078)	(3,052,078)
Balance at June 30, 2019	22,733,762	22,734	43,735,894	(39,070,540)	4,688,088
Fair value of vested stock options – officer and director	-	-	722,592	-	722,592
Fair value of vested stock options	-	-	56,688	-	56,688
Fair value of warrants	-	-		-
Sale of common stock	12,000,000	12,000	4,932,340	-	4,944,340
Issuance of common stock – warrant exercises	15,748,800	15,749	6,751	-	22,500
Net loss	-	-	-	(2,385,376)	(2,385,376)
Balance at September 30, 2019	50,482,562	$50,483	$49,454,265	$(41,455,916)	$8,048,832

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(5,197,567)	$(6,822,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,552	209,813
Impairment loss on equipment	30,948	-
Loss on sale of equipment	18,500
Amortization of debt discount	-	250,000
Amortization of right-of-use asset	115,037	93,222
Accrued interest expense included in notes payable	-	788
Stock-based compensation	239,336	299,684
Stock-based compensation – former officer	(940,936)	1,788,751
Non-cash financing costs – derivative liability	-	415,955
Change in fair value of warrants – derivative liability	(5,804)	(259,154)
Changes in operating assets and liabilities:
(Increase) decrease in - Accounts receivable	55,488	(6,275)
Inventories	(656,283)	37,642
Prepaid expenses	(176,861)	(186,611)
Increase (decrease) in - Accounts payable	506,599	156,314
Lease liability	(112,444)	(86,902)
Accrued expenses	7,545	(49,814)
Due to former officer	230,208	-

Net cash used in operating activities	(5,840,682)	(4,189,050)

Investing Activities
Proceeds from sale of equipment	6,000	-
Purchase of property and equipment	(40,733)	(163,105)

Net cash used in investing activities	(34,733)	(163,105)

Financing Activities
Proceeds from initial public offering	-	3,888,000
Proceeds from follow-on public offering	-	4,944,340
Proceeds from issuance of convertible notes	-	250,000
Proceeds from issuance of promissory notes	-	100,000
Payments on promissory notes	-	(100,548)
Proceeds from exercise of warrants	4,555,354	154,375

Net cash provided by financing activities	4,555,354	9,236,167

Cash:
Net increase (decrease)	(1,320,061)	4,884,012
Balance at beginning of period	11,115,502	670,948
Balance at end of period	$9,795,441	$5,554,960

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,254	$-
Income taxes	$-	$-

Non-cash financing activities:
Fair value of warrant liability issued in connection with issuance of convertible notes	$-	$436,034
Recording of lease asset and liability upon adoption of ASU 2016-02	$-	$663,218
Reclassification of prepaid costs to inventory	$308,178	$-
Reclassification of property and equipment to equipment held for sale	$55,448	$-
Reclassification of property and equipment to inventory	8,771	$-
Reclassification of warrant liability to equity	$-	$359,683
Fair value of common stock issued upon conversion of common stock and accrued interest	$-	$250,788
Reclassification of deferred offering cost to equity	$-	$270,000

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

The Company’s wholly-owned subsidiaries consist of VectorVision Ocular Health, Inc., NutriGuard Formulations, Inc., and Transcranial Doppler Solutions, Inc. Guardion Health Sciences, including its wholly-owned subsidiaries, is referred to herein as the “Company”.

The Company is a specialty health sciences company that develops clinically supported nutrition, medical foods and medical devices, with a focus in the ocular health marketplace.

Going Concern and Liquidity

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $5,197,567 and utilized cash in operating activities of $5,840,682 during the nine months ended September 30, 2020. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company’s independent registered public accounting firm has also included explanatory language in their audit report related to the Company’s financial statements for the year ended December 31, 2019, stating there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company will continue to incur significant expenses for commercialization activities related to its medical foods, nutraceuticals, the MapcatSF medical device, VectorVision diagnostic equipment, and with respect to efforts to continue to build the Company’s infrastructure. Development and commercialization of medical foods, nutraceuticals and medical devices involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. Management is continuing to (i) review its business segments and operations in order to determine its future business strategies and focus, and (ii) explore, with the assistance of a qualified financial advisor, potential transaction opportunities designed to enhances stockholder value. Furthermore, management is reviewing its expense profile in order to increase efficiencies and reduce its cash utilization over the near-term.

The Company intends to seek to raise additional debt and/or equity capital to fund future operations and/or acquisitions, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations.

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, economies worldwide have also been negatively impacted by the COVID-19 pandemic. Policymakers around the globe have responded with fiscal policy actions intended to support the healthcare industry and economy as a whole, but it is presently unknown whether and to what extent further fiscal actions will continue or be effective. The magnitude and overall effectiveness of these actions remain uncertain.

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

NASDAQ Delisting Notice

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

The current COVID-19 crisis has created unprecedented turmoil in U.S. and world financial markets and has significantly impacted investor confidence. Given these extraordinary market conditions, Nasdaq tolled the compliance periods for bid price and market value of publicly held shares through June 30, 2020 (the “Price-based Requirements”).

Accordingly, since the Company had 152 calendar days remaining in its bid price compliance period as of April 16, 2020, it will, upon reinstatement of the Price-based Requirements, still have 152 calendar days from July 1, 2020, or until November 30, 2020, to regain compliance with the Minimum Bid Price Requirement. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by evidencing compliance with the Price-based Requirements for a minimum of 10 consecutive trading days.

On October 29, 2020, at the Company’s Annual Meeting of Stockholders, the stockholders approved a proposal to extend the discretionary authority previously granted to the Board of Directors to effect a “reverse stock split,” at a specific ratio within a range of no split and one-for-thirty (1-for-30), with the exact ratio to be determined by the Board of Directors in its sole discretion on or before October 29, 2021. Since the Company does not intend to execute a reverse stock split prior to November 30, 2020, the Company expects to receive a notice of delisting from Nasdaq shortly after November 30, 2020 because the Company will not be in compliance with the Minimum Bid Price Requirement on November 30, 2020.

The Company intends to appeal any notice of delisting that NASDAQ issues after November 30, 2020, as the Company has continuing discretionary authority to implement a reverse stock split (through October 29, 2021), which the Company may receive additional temporary relief (not to exceed 180 days from the date of the delisting notice) from NASDAQ. Such temporary relief, if granted, would allow the Company additional time to execute on its business initiatives to generate greater stockholder value and hopefully increase the share price of the Company’s common stock. During the appeal process, the Company’s shares will remain listed on NASDAQ.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Revenue Recognition

The Company’s revenue is comprised of sales of medical foods, nutraceuticals and supplements to consumers through a direct sales/credit card process in the United States and through distributors outside the United States. In addition, the Company sells medical device equipment and supplies to customers both in the U.S. and internationally.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all related amendments. The standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

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

The following table presents the Company’s revenues disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medical foods and nutraceuticals	$142,556	$112,957	$1,446,584	$317,338
Medical devices	110,632	44,705	237,136	337,531
Other	-	3,500	6,100	9,800
	$253,188	$161,162	$1,689,820	$664,669

The following table presents the Company’s revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$156,431	$129,992	$668,769	$401,379
Malaysia	-	-	890,000	-
Asia	36,661	1,500	62,450	130,450
Europe and other	60,096	29,670	68,601	132,840
	$253,188	$161,162	$1,689,820	$664,669

The Company’s medical foods and nutraceuticals revenues are derived from individual retail customers in North America and international distributors. A total of 61% of Medical foods and nutraceuticals revenues for the nine months ended September 30, 2020 were due to the sale, in June 2020, of a proprietary nutraceutical product to a Malaysian distributor. Medical devices revenues are derived from a worldwide customer base consisting of both retail customers and distributors. International customers contributed approximately 29% and 39% of Medical devices revenues for the nine months ended September 30, 2020 and 2019, respectively. Distributors contributed approximately 52% and 64% of Medical devices revenues for the nine months ended September 30, 2020 and 2019, respectively.

During February 2020, the Company contracted with a Malaysian company to develop an immune-supportive formula for its consumer base. During the nine months ended September 30, 2020, the Company completed shipment of the product, received payment in full, and has recognized revenue for this order of $890,000. The sample product order is a proprietary immune-supportive formula that consists of a two-bottle package, each bottle containing different blends of certain ingredients the formulation of which is proprietary to the Malaysian company. The product is designed by the Malaysian company to boost immune system capability, which the Malaysian company intends to sell to its consumer base.

Concentrations

During the three months ended September 30, 2020, the Medical foods and nutraceuticals segment had no customers that accounted for more than 10% of the Company’s sales. During the three months ended September 30, 2020, the Medical devices segment had two customers that accounted for approximately 12% and 15% of the Company’s sales. No other customer accounted for more than 10% of sales in either period.

During the nine months ended September 30, 2020, the Medical foods and nutraceuticals segment had one customer that accounted for approximately 53% of the Company’s sales. During the nine months ended September 30, 2020, the Medical devices segment had no customers that accounted for more than 10% of the Company’s sales. No other customer accounted for more than 10% of sales in either period.

During the three months ended September 30, 2020, the Medical foods and nutraceuticals segment had two vendors that accounted for approximately 44% and 56% of all purchases. During the three months ended September 30, 2020, the Medical devices segment had three vendors that accounted for approximately 10%, 29%, and 42% of all purchases. No other vendors exceeded 10% of all purchases during any periods presented.

During the nine months ended September 30, 2020, the Medical foods and nutraceuticals segment had three vendors that accounted for 20%, 28%, and 46% of all purchases. During the nine months ended September 30, 2020, the Medical devices segment had two vendors that accounted for approximately 18% and 55% of all purchases. No other vendors exceeded 10% of all purchases during any periods presented.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s medical foods and related products. Research and development expenditures are expensed as incurred and totaled $109,803 and $138,613 for the nine months ended September 30, 2020 and 2019, respectively.

Patent Costs

The Company is the owner of four issued domestic patents, two pending domestic patent applications, one issued foreign patent in Europe and the United Kingdom, two issued foreign patents in Ireland, and one issued foreign patent in Hong Kong. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs, including patent-related legal fees, filing fees and internally generated costs, are expensed as incurred. During the nine months ended September 30, 2020 and 2019, patent costs were $99,589 and $80,879, respectively, and are included in general and administrative costs in the statements of operations.

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over a period equal to the term of the equity award.

Net Loss per Share

The Company’s computation of basic and diluted net loss per common share is measured as net loss divided by the weighted average common shares outstanding during the respective periods, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Potential common shares such as from unexercised warrants and options that have an anti-dilutive effect are excluded from the calculation of diluted net loss per share. The Company’s basic and diluted net loss per share is the same for all periods presented because all shares issuable upon exercise of warrants and conversion of convertible debt outstanding are anti-dilutive, as they decrease loss per share.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	September 30,
	2020	2019
Warrants	15,452,988	1,502,738
Options	3,919,167	2,712,500
	19,372,155	4,215,238

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

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments. Our non-financial assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

As of September 30, 2020, and December 31, 2019, the Company’s balance sheets included Level 2 liabilities comprised of the fair value of warrant liabilities aggregating $7,519 and $13,323, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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

Pursuant to the Asset Purchase Agreement, the Company purchased specified assets of the NutriGuard brand and business, consisting primarily of inventory, trademarks, copyrights and other intellectual property. In exchange, the Company agreed to pay a 3% royalty, payable quarterly, to NutriGuard based on the operating results of the NutriGuard branded products in future periods, after $500,000 in specified gross revenues have been achieved by the Company. As of September 30, 2020 and December 31, 2019 no amounts were owed or accrued to NutriGuard.

The following unaudited pro forma financial information gives effect to the Company’s acquisition of NutriGuard as if the acquisition had occurred on January 1, 2019 and had been included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019:

Three Months Ended September 30,
2019
Pro forma net revenues	$178,176
Pro forma net loss	$(2,338,296)
Pro forma net loss per share	$(0.06)

Nine months ended September 30,
2019
Pro forma net revenues	$724,899
Pro forma net loss	$(6,815,355)
Pro forma net loss per share	$(0.26)

4.	Inventories

Inventories, net of reserves of $56,605 and $56,605, respectively, consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$121,709	$246,875
Finished goods	1,162,464	64,066
	$1,284,173	$310,941

5.	Property and Equipment, net

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Leasehold improvements	$103,256	$98,357
Testing equipment	348,123	394,427
Furniture and fixtures	197,349	185,799
Computer equipment	68,460	68,460
Office equipment	9,835	8,193
	727,023	755,236
Less accumulated depreciation and amortization	(421,423)	(380,598)
	$305,600	$374,638

For the nine months ended September 30, 2020 and 2019, depreciation expense was $45,552 and $48,836, respectively, of which $25,446 and $0 was included in research and development expense, $9,065 and $32,289 was included in sales and marketing expense, and $11,041 and $16,547 was included in general and administrative expense, respectively.

6.	Lease Liabilities

In October 2012, the Company entered into a lease agreement for 9,605 square feet of office and warehouse space commencing March 1, 2013. Upon entering into the lease agreement, the Company paid a deposit of $47,449, of which $36,979 represented prepaid rent. As of September 30, 2020, $11,751 remained on deposit under the lease agreement. The lease (“Lease 1”) was renewed for an additional five years in 2018. As of September 30, 2020, remaining lease payments under Lease 1 averaged $13,146 per month through July 2023.

In connection with the VectorVision acquisition on September 29, 2017, the Company assumed a lease agreement for 5,000 square feet of office and warehouse space which commenced on October 1, 2017. The lease (“Lease 2”) was renewed for an additional 65 months. As of September 30, 2020, remaining lease payments averaged $1,871 per month through February 2023.

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

The aggregate balance of the lease liabilities at December 31, 2019 was $586,315. During the nine months ended September 30, 2020, the Company made combined payments on both leases of $112,444 towards the lease liabilities. The aggregate balance of the lease liabilities at September 30, 2020 was $473,871, of which $159,962 was current.

Combined rent expense for both leases for the nine months ended September 30, 2020 and 2019 was $128,150 and $130,742, respectively. The balance of the right-of-use asset as of December 31, 2019 was $572,714. During the nine months ended September 30, 2020, the Company reflected amortization of right-of-use asset of $115,037 related to the leases, resulting in a net asset balance of $457,677 as of September 30, 2020.

7.	Settlement with Former Officer

Effective June 15, 2020, Michael Favish resigned as Chief Executive Officer and as an employee of the Company and resigned from the Company’s Board of Directors. Terms of the settlement agreement between the parties included the continuation of his previous salary of $325,000 during the twelve months subsequent to his resignation. The $325,000 of aggregated settlement payments was recorded in costs related to resignation of former officer expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020. As of September 30, 2020, $230,208 of the amount due remains accrued on our condensed consolidated balance sheet. In addition, 833,333 options previously granted to the former officer were forfeited (See Note 8).

8.	Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2020, the Company issued 25,000 fully vested shares of common stock for services rendered and recognized $12,325 in stock compensation expense related to these shares.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2019	28,802,738	0.38	4.91
Granted	-	-	-
Forfeitures	-	-	-
Expirations	(30,000)	(1.50)	-
Exercised	(13,319,750)	(0.34)	-
September 30, 2020, all exercisable	15,452,988	$0.39	4.06

The exercise prices of warrants outstanding and exercisable as of September 30, 2020 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
12,020,250	$0.34
1,960,000	0.44
1,040,000	0.50
226,200	0.59
35,000	1.50
109,038	2.88
62,500	5.00
15,452,988

During the nine months ended September 30, 2020, investors exercised a total of 13,319,750 warrants for 13,319,750 shares of common stock. The warrants were exercisable for $0.34 per share, which resulted in cash proceeds to the Company of $4,555,354.

As of September 30, 2020, the Company had an aggregate of 15,452,988 outstanding warrants to purchase shares of its common stock with a weighted average exercise price of $0.39 and a weighted average remaining life of 4.06 years. The aggregate intrinsic value of warrants outstanding as of September 30, 2020 was zero.

Warrant Liability

On April 9, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the underwriter in connection with the Company’s initial public offering (“IPO”). The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants is remeasured at each reporting period, and the change in the fair value is recognized in earnings in the accompanying Statements of Operations. The fair value of the warrants at December 31, 2019 was $13,323. As of September 30, 2020, the fair value of the warrants was determined to be $7,519 and the change in fair value of $11,892 was recognized in the accompanying statements of operations.

The fair value of the warrant liability was determined at the following reporting dates using the Black-Scholes-Merton option pricing model and the following assumptions:

	Warrant Liability As of	Warrant Liability As of
	September 30, 2020	December 31, 2019
Stock price	$0.20	$0.22
Risk free interest rate	0.16%	1.62%
Expected volatility	148%	145%
Expected life in years	3.51	4.26
Expected dividend yield	0%	0%
Number of warrants	62,500	62,500
Fair value of warrants	$7,519	$13,323

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2019	2,962,500	2.94	3.64
Granted	1,790,000	0.90	9.71
Forfeitures	(833,333)	-	-
Expirations	-	-	-
Exercised	-	-	-
September 30, 2020, outstanding	3,919,167	$1.69	6.01
September 30, 2020, exercisable	2,327,500	$2.23	3.66

The exercise prices of options outstanding and exercisable as of September 30, 2020 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
250,000	218,70	$0.25
30,000	30,000	0.32
250,000	93,750	0.39
10,000	10,000	0.41
100,000	50,000	0.54
1,500,000	145,833	1.00
625,000	625,000	2.00
62,500	62,500	2.30
675,000	675,000	2.50
416,667	416,667	4.40
3,919,167	2,327,500

The Company accounts for share-based payments in accordance with ASC 718 wherein grants are measured at the grant date fair value and charged to operations over the vesting periods.

During the nine months ended September 30, 2020, the Company granted options to purchase 1,290,000 shares of common stock to six employees with a grant date fair value of $581,128. The options have an exercise price of $0.32 to $1.00 per share. Options for 250,000 shares vest on a quarterly basis over two years and options for 40,000 shares vest in full six months after the grant date. Options for 1,000,000 shares vest ratably over three years.

On June 30, 2020, the Company granted options to purchase 500,000 shares of common stock to the members of the Company’s Board of Directors with a grant date fair value of $216,093. The options have an exercise price of $1.00 per share. The options vest on a quarterly basis over two years beginning three months after the grant date.

During the nine months ended September 30, 2020 and 2019, the Company recognized aggregate stock-compensation expense of $227,011 and $1,964,432, based upon stock prices ranging from $0.25 to $3.30 per share.

As of September 30, 2020, the Company had an aggregate of 1,591,667 remaining unvested options outstanding, with a fair value of $715,612, weighted average exercise price of $0.91, and weighted average remaining life of 9.45 years. The aggregate intrinsic value of options outstanding as of September 30, 2020 was zero. The aggregate intrinsic value of unvested options outstanding as of September 30, 2020 was zero.

In connection with a separation agreement entered into with Michael Favish, former officer (see Note 7), the expiration date of his vested stock options was extended for twelve months from June 15, 2020. In accordance with ASC 718, the extension of the exercise period for the vested options constitutes a modification of the original option agreement. In accounting for the modification, the Company calculated the fair value of the vested options immediately before modification using current valuation inputs including the Company’s closing stock price of $0.49 on June 15, 2020, a volatility metric of 142%, and a risk-free interest rate of 0.22%. The Company also calculated the fair value of the vested options immediately following the modification using the extended 12-month exercise period. An incremental stock compensation charge of $24,359 was recorded in costs related to resignation of former officer.

Mr. Favish’s unvested options of 833,333 at the time of his separation were forfeited. All compensation from prior periods related to these unvested options was reversed, resulting in an adjustment to stock compensation expense during the nine months ended September 30, 2020 of $(965,295), which was recorded in costs related to resignation of former officer.

In connection with his separation, the expiration date of Mr. Favish’s vested stock options was extended for twelve months from June 15, 2020. In accordance with ASC 718, the extension of the exercise period for the vested options constitutes a modification of the original option agreement. In accounting for the modification, the Company calculated the fair value of the vested options immediately before modification using current valuation inputs including the Company’s closing stock price of $0.49 on June 15, 2020, a volatility metric of 142%, and a risk-free interest rate of 0.22%. The Company also calculated the fair value of the vested options immediately following the modification using the extended 12-month exercise period. An incremental stock compensation charge of $24,359 was recorded in costs related to resignation of former officer.

Mr. Favish’s unvested options at the time of his separation were forfeited. All compensation from prior periods related to these unvested options was reversed, resulting in an adjustment to stock compensation expense during the nine months ended September 30, 2020 of $(965,295), which was recorded in costs related to resignation of former officer.

9.	Related Party Transactions

During the nine months ended September 30, 2020 and 2019, the Company incurred and paid salaries of $50,313 and $113,583, respectively, to Karen Favish, spouse of Michael Favish, the Company’s former Chief Executive Officer. During the nine months ended September 30, 2020 and 2019, the Company incurred and paid salaries of $45,000 and $37,147, respectively, to Kristine Townsend, spouse of the Company’s former Controller and Chief Accounting Officer John Townsend. During the nine months ended September 30, 2020 and 2019, the Company paid consulting expenses of $45,500 and $88,500, respectively, to Ceatus Media Group, LLC, a web design company owned by Chief Science Officer and Interim President and Chief Executive Officer Dr. David Evans and his spouse Tamara Evans. During the nine months ended September 30, 2020 and 2019, the Company paid building rent of $16,114 and $15,648, respectively, to DWT Evans LLC, a company owned by David Evans and his spouse Tamara Evans.

When the Company acquired VectorVision, it also acquired AcQviz from Dr. Evans, which is a patented methodology for auto-calibrating and standardizing the testing light level for computer generated vision testing systems. Dr. Evans is entitled to receive a royalty on net revenue from AcQviz. As part of the development of the CSV-2000, AcQviz was embedded in the product by Radiant Technologies, Inc. in exchange for a 3% royalty on the sales of AcQviz. Radiant Technologies is owned by Joseph T. Evans, the brother of Dr. David Evans.

10.	Segment Reporting

The Company determined its reporting units are as follows in accordance with ASC 280, “Segment Reporting” (“ASC 280”). The Company currently operate in two reportable segments: Medical foods and nutraceuticals and Medical devices.

The. Medical foods and nutraceuticals segment provides a portfolio of science-based, clinically supported nutrition, medical foods, and supplements. The Company’s products include, among others, Lumega-Z, Glaucocetin, ImmuneSF.

The Medical devices segment includes a portfolio of medical diagnostic devices currently focused on the ocular space and the Company is believed to be the industry leader in contrast testing. The medical devices and accessories are used to measure visual function and certain anatomical features of the eye. These measures detect early disease and monitor changes over time, and the results due to nutritional regimens. The Company’s products include VectorVision CSV-1000, CSV-1000HGT, CSV-2000, ESV-3000 and associated accessories as well as the MapcatSF.

The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies (Note 2). Certain corporate general and administrative expenses, including general overhead functions such as information systems, accounting, human resources, Board of Director fees, corporate legal fees, other compliance costs and certain administrative expenses, as well as interest and tax expense, are not allocated to the segments. The reportable segments are each managed separately because they manufacture and distribute distinct products or provide services with different processes. All reported segment revenues are derived from external customers.

The segments are based on the discrete financial information reviewed by the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), to make resource allocation decisions and to evaluate performance.

	For the Three Months Ended September 30, 2020
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total

Revenue	$-	$142,556	$110,632	$253,188

Cost of goods sold	-	68,956	45,157	114,113

Gross profit	-	73,600	65,475	139,075

Operating expenses	1,202,402	1,081,897	6,446	2,290,745

(Loss) income from operations	$(1,202,402)	$(1,008,296)	$59,028	$(2,151,670)

	For the Three Months Ended September 30, 2019
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total

Revenue	$3,5000	$112,957	$44,705	$161,162

Cost of goods sold	1,422	41,655	27,922	70,999

Gross profit	2,078	71,302	16,783	90,163

Operating expenses	1,235,389	1,124,462	142,800	2,502,651

Loss from operations	$(1,233,311)	$(1,053,160)	$(126,017)	$(2,412,488)

	For the Nine Months Ended September 30, 2020
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total

Revenue	$6,100	$1,446,584	$237,136	$1,689,820

Cost of goods sold	2,477	764,246	101,077	867,800

Gross profit	3,623	682,338	136,059	822,020

Operating expenses	2,655,107	3,146,514	216,516	6,018,137

Loss from operations	$(2,651,484)	$(2,464,176)	$(80,457)	$(5,196,117)

	For the Nine Months Ended September 30, 2019
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total

Revenue	$9,800	$317,338	$337,531	$664,669

Cost of goods sold	3,981	120,608	136,958	261,547

Gross profit	5,819	196,730	200,573	403,122

Operating expenses	3,195,227	3,127,782	490,023	6,813,032

Loss from operations	$(3,189,408)	$(2,931,052)	$(289,450)	$(6,409,910)

The following tables set forth the Company’s total assets by segment. Intersegment balances and transactions have been removed:

	As of September 30, 2020
	Corporate	Medical Foods and Nutraceuticals		Medical Devices	Total
Current assets
Cash	$9,795,441	$		$-	$9,795,441
Inventories	-		922,256	361,917	1,284,172
Other	1,600		150,659	102,211	254,471
Total current assets	9,797,041		1,072,915	464,128	11,334,084

Right-of-use asset, net	-		408,686	48,991	457,677
Property and equipment, net	-		146,163	159,437	305,600
Intangible assets, net	-		50,000	-	50,000
Other	-		11,751	-	11,751

Total assets	$9,797,041		$1,689,515	$672,555	$12,159,112

	As of December 31, 2019
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total
Current assets
Cash	$11,115,502	$-	$-	$11,115,502
Inventories	5,003	126,708	179,230	310,941
Other	7,399	219,223	214,653	441,275
Total current assets	11,127,904	345,931	393,883	11,867,718

Right-of-use asset	-	509,464	63,250	572,714
Property and equipment, net	70,542	148,514	155,582	374,638
Intangible assets, net	-	50,000	-	50,000
Other	-	11,751	-	11,751

Total assets	$11,198,446	$1,065,660	$612,715	$12,876,821

11.	Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. As of September 30, 2020, management is not aware of any pending or threatened matters that it believes warrant a contingency reserve, and therefore there is no provision in the Company’s financial statements with respect to such matters.

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

The Company is a specialty health sciences company that is developing a portfolio of science-based, clinically supported nutrition, medical foods, and diagnostics that support healthcare professionals, their patients, and consumers in achieving health goals. Our initial focus is in the ocular health marketplace.

Research developments in human physiology and biology over the last decade have uncovered a greater understanding of the role of food, nutrition, metabolism and metabolites in both disease and wellness. Leveraging new insights into the role of nutrition, the Company has identified a large market opportunity in creating condition specific formulations backed by clinical science and evidenced-based protocols.

We believe in the power of nutrition to make a positive, proven difference to health. Our goal is to pioneer nutritional discoveries that help people live longer, healthier lives.

Our strategy is to create strong trusted brands and differentiated products with unique scientifically proven and meaningful benefits recommended by healthcare professionals and supported by clinical evidence to provide the basis for evidence-based claims.

Through diagnostics and clinically supported nutrition and medical foods, we help healthcare professionals identify and better manage their patients’ conditions and help patients and consumers to support the body in health, wellness and manage the impact of aging or illness.

The Company identifies specific conditions or areas of health maintenance where targeted nutrition can restore or maintain a metabolic pathway that is important to the overall management of that condition or aspect of health or where it supports the body’s recovery and rehabilitation processes.

By conducting clinical studies to validate the impact of the nutrition on the metabolic pathway, our brands can make strong, relevant and differentiated claims and gain the trust and endorsement of physicians and healthcare professionals.

The company’s current focus is on research, discovery and clinical development.

As we complete clinical validation and build strong claims, we are beginning the early commercialization of our product and service offerings.

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

Recent Developments

Warrant Exercises

From January 1, 2020 through September 30, 2020, the Company received total gross proceeds of $4,555,354 from the exercise of 13,319,750 warrants issued in the Company’s October 2019 follow-on registered public offering.

Nutraceutical Sales

During February 2020, the Company contracted with a Malaysian company to develop an immune-supportive formula for its consumer base. An initial order was placed for $875,000, and in connection with this order, on March 31, 2020, the Malaysian company paid $437,500 as a deposit. The Company completed shipment of the product, received payment in full, and has recognized revenue for this order of $890,000 during the nine months ended September 30, 2020.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $5,197,567 and utilized cash in operating activities of $5,840,682 during the nine months ended September 30, 2020. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

During the nine months ended September 30, 2020, the Medical foods and nutraceuticals segment had one customer who accounted for approximately 61% of the Company’s sales. During the nine months ended September 30, 2019, the Medical devices segment had three customers who accounted for approximately 52% of the Company’s sales. No other customer accounted for more than 10% of sales in either period.

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

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all related amendments. The standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

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

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, contractors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors, employees, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over a period equal to the term of the equity award.

Results of Operations

Through September 30, 2020, the Company has primarily been engaged in product development, and commercialization. The Company has incurred and will continue to incur significant expenditures for the development of its products and intellectual property, which includes medical foods and nutraceuticals, and medical devices for the diagnosis and monitoring of eye diseases. The Company had limited revenue during the nine months ended September 30, 2020 and 2019.

Comparison of Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
Revenue	$253,188	$161,162	$92,026	57%
Cost of goods sold	114,113	70,999	43,114	61%
Gross Profit	139,075	90,163	48,912	54%
Operating Expenses:
Research and development	34,034	31,897	2,137	7%
Sales and marketing	167,213	448,387	(281,174)	(63)%
General and administrative	2,070,998	2,022,367	48,631	2%
Loss on sale of equipment	18,500	-	18,500	100%
Total Operating Expenses	2,290,745	2,502,651	(211,905)	(8)%
Loss from Operations	(2,151,670)	(2,412,488)	(260,818)	(11)%
Other Expense:
Interest expense	3,716	4,205	(489)	(12)%
Finance cost upon issuance of warrants	-	-		(100)%
Change in fair value of derivative warrants	(11,892)	(31,322)	(19,430)	(62)%
Net Loss	$(2,143,494)	$(2,385,371)	$(241,877)	(10)%

Revenue

For the three months ended September 30, 2020, revenue from product sales was $253,188 compared to $161,162 for the three months ended September 30, 2019, resulting in an increase of $92,026 or 57%. The increase is due primarily to an increase in VectorVision sales as well as a modest increase in medical foods and nutraceuticals.

Cost of Goods Sold

For the three months ended September 30, 2020, cost of goods sold was $114,113 compared to $70,999 for the three months ended September 30, 2019, resulting in an increase of $43,114 or 61%. The increase is due to higher product sales and is consistent with the increase in revenue.

Gross Profit

For the three months ended September 30, 2020, gross profit was $139,075 compared to $90,163 for the three months ended September 30, 2019, resulting in an increase of $48,912 or 54%. Gross profit represented 54% of revenues for the three months ended September 30, 2020, versus 56% of revenue for the three months ended September 30, 2019.

Research and Development

For the three months ended September 30, 2020, research and development costs were $34,034 compared to $31,897 for the three months ended September 30, 2019, resulting in a increase of $2,137 or 7%. Research and development costs consist of clinical studies related to our medical foods and nutraceuticals.

Sales and Marketing

For the three months ended September 30, 2020, sales and marketing expenses were $167,213 compared to $448,387 for the three months ended September 30, 2019. The decrease in sales and marketing expenses of $281,174 or 63% compared to the prior period was primarily due to a $133,616 reduction in tradeshow expense due to cancelled tradeshows due to Covid19 as well as reduced labor costs.

General and Administrative

For the three months ended September 30, 2020, general and administrative expenses were $2,070,998 compared to $2,022,367 for the three months ended September 30, 2019. The increase of $48,631 is essentially flat with the prior year period.

Loss on Sale of Equipment

During June 2020, in an effort to reduce costs and focus on other segments of the business, the Company began to wind down the Transcranial Doppler Solutions, Inc. (“TDSI”) subsidiary and ceased its operations. The wind down was completed in the third quarter ended September 30, 2020. TDSI held a group of ultrasound machines as fixed assets. The Company sold these machines, and therefore a loss on sale of $18,500 has been recorded in the condensed consolidated statements of operations for the three months ended September 30, 2020.

Interest Expense

For the three months ended September 30, 2020, interest expense was $3,716 compared to $4,205, a decrease of $489 or 12% for the three months ended September 30, 2019.

Change in Fair Value of Derivative Warrants

On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the Underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants will be remeasured at each reporting period, with the change in the fair value recognized in earnings in the accompanying Statements of Operations. The fair value of the warrants at the date of issuance was determined to be $229,921 and was recorded as a finance cost in April of 2019. As of September 30, 2020, the fair value of the warrant liability was determined to be $7,519 and the Company recorded a change in fair value of derivative warrants for the three months ended September 30, 2020 of $11,892.

Net Loss

For the three months ended September 30, 2020, the Company incurred a net loss of $2,143,494 compared to a net loss of $2,385,371 for the three months ended September 30, 2019. The decrease in net loss of $241,877 or 10% compared to the prior year period was due to increased revenue and a 10% reduction in operating expenses in the current period.

Segment Information

The following tables set forth our results of operations by segment.

The Medical foods and nutraceuticals segment provides a portfolio of science-based, clinically supported nutrition, medical foods, and supplements. Our products include, among others, Lumega-Z, Glaucocetin, ImmuneSF.

The Medical devices segment includes a portfolio of medical diagnostic devices currently focused on the ocular space and the Company is believed to be the industry leader in contrast testing. The medical devices and accessories are used to measure visual function and certain anatomical features of the eye. These measures detect early disease and monitor changes over time, and evaluate results related to nutritional regimens. Our products include VectorVision CSV-1000, CSV-1000HGT, CSV-2000, ESV-3000 and associated accessories.

See Note 10, Segment Reporting, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for further details on our reportable segments.

	For the Three Months Ended September 30, 2020
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total

Revenue	$-	$142,556	$110,632	$253,188

Cost of goods sold	-	68,956	45,157	114,113

Gross profit	-	73,600	65,475	139,075

Operating expenses	1,202,402	1,081,897	6,446	2,290,745

(Loss) income from operations	$(1,202,402)	$(1,008,296)	$59,028	$(2,151,670)

	For the Three Months Ended September 30, 2019
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total

Revenue	$3,500	$112,957	$44,705	$161,162

Cost of goods sold	1,422	41,655	27,922	70,999

Gross profit	2,078	71,302	16,783	90,163

Operating expenses	1,235,389	1,124,462	142,800	2,502,651

Loss from operations	$(1,233,311)	$(1,053,160)	$(126,017)	$(2,412,488)

Revenue

For the three months ended September 30, 2020, revenue from our Medical foods and nutraceuticals segment was $142,556 compared to $112,957 for the three months ended September 30, 2019, resulting in an increase of $29,599 or 26%. The increase is primarily attributed to Medical foods sales. For the three months ended September 30, 2020, revenue from our Medical devices segment was $110,632 compared to $44,705 for the three months ended September 30, 2019, resulting in an increase of $65,927 or 147%, primarily as a result of increased sales of VectorVision products.

Cost of Goods Sold

For the three months ended September 30, 2020, cost of goods sold from our Medical foods and nutraceuticals segment was $68,956 compared to $41,655 for the three months ended September 30, 2019, resulting in an increase of $27,301 or 66%. The increase was due to the increase in sales noted above. For the three months ended September 30, 2020, cost of goods sold from our Medical devices segment was $45,157 compared to $27,922 for the three months ended September 30, 2019, resulting in an increase of $17,235 or 62%. The increase was due to the increase in sales noted above.

Gross Profit

For the three months ended September 30, 2020, gross profit from the Medical foods and nutraceuticals segment was $73,601 compared to $71,302 for the three months ended September 30, 2019, resulting in an increase of $2,299 or 3%. For the three months ended September 30, 2020, gross profit from the Medical devices segment was $65,474 compared to $16,783 for the three months ended September 30, 2019, resulting in an increase of $65,474 or 390%. Gross profit overall represented 55% of revenues for the three months ended September 30, 2020, versus 56% of revenue for the three months ended September 30, 2019.

Comparison of Nine Months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
Revenue	$1,689,820	$664,669	$1,025,152	154%
Cost of goods sold	867,800	261,547	606,254	232%
Gross Profit	822,020	403,122	418,898	104%
Operating Expenses:
Research and development	109,803	138,613	(28,810)	(21)%
Sales and marketing	1,175,126	1,246,846	(71,720)	(6)%
General and administrative	5,299,696	5,427,573	(127,877)	(2)%
Costs related to resignation of former officer	(615,936)	-	(615,936)	(100)%
Loss on sale of equipment	18,500	-	18,500	100%
Impairment loss on equipment	30,948	-	30,948	100%
Total Operating Expenses	6,018,137	6,813,032	(794,895)	(12)%
Loss from Operations	(5,196,117)	(6,409,910)	(1,213,793)	(19)%
Other Expense:
Interest expense	7,254	255,842	(248,589)	(97)%
Finance cost upon issuance of warrants	-	415,955	(415,955)	(100)%
Change in fair value of derivative warrants	(5,804)	(259,154)	(253,350)	(98)%
Net Loss	$(5,197,567)	$(6,822,553)	$(1,624,986)	(24)%

Revenue

For the nine months ended September 30, 2020, revenue from product sales was $1,689,820 compared to $664,669 for the nine months ended September 30, 2019, resulting in an increase of $1,025,151 or 154%. The increase is due primarily to the Company’s fulfillment of a Malaysian order for a proprietary immune-supportive formula that was delivered in June. The Company completed shipment of the product, received payment in full, and has recognized revenue for this order of $890,000.

Cost of Goods Sold

For the nine months ended September 30, 2020, cost of goods sold was $867,800 compared to $261,547 for the nine months ended September 30, 2019, resulting in an increase of $606,253 or 232%. The increase primarily results from the costs of goods sold associated with the Malaysian order noted above.

Gross Profit

For the nine months ended September 30, 2020, gross profit was $822,020 compared to $403,122 for the nine months ended September 30, 2019, resulting in an increase of $418,898 or 104%. Gross profit represented 49% of revenues the nine months ended September 30, 2020, versus 61% of revenue for the nine months ended September 30, 2019. The lower gross profit percentage in 2020 is reflective of lower distributor pricing given to the Malaysian customer.

Research and Development

For the nine months ended September 30, 2020, research and development costs were $109,803 compared to $138,613 for the nine months ended September 30, 2019, resulting in a decrease of $28,810 or 21%. Research and development costs in our current period consist primarily of clinical studies related to our medical foods and nutraceuticals versus engineering efforts related to our medical devices in our prior period.

Sales and Marketing

For the nine months ended September 30, 2020, sales and marketing expense was $1,175,126 compared to $1,246,846 for the nine months ended September 30, 2019. The decrease in sales and marketing expense of $71,720 or 6% compared to the prior period is primarily attributed to a decrease in trade show activity during the current period as a result of COVID-19.

General and Administrative

For the nine months ended September 30, 2020, general and administrative expenses were $5,299,696 compared to $5,427,573 for the nine months ended September 30, 2019. The decrease of $127,877 or 2% compared to the prior period was primarily due to a $1,266,000 decrease in stock compensation expense related to the resignation of a former officer, which was partially offset by increases in consulting costs, professional fees, legal costs, and corporate insurance costs.

Costs Related to Resignation of Former Officer

Effective June 15, 2020, Michael Favish resigned as Chief Executive Officer and as an employee of the Company, and resigned from the Company’s Board of Directors. Terms of the settlement agreement included the continuation of his previous salary of $325,000 during the following twelve months. The $325,000 settlement was recorded in costs related to resignation of former officer expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020.

In connection with his separation, the expiration date of Mr. Favish’s vested stock options was extended for twelve months from June 15, 2020. In accordance with ASC 718, the extension of the exercise period for the vested options constitutes a modification of the original option agreement. In accounting for the modification, the Company calculated the fair value of the vested options immediately before modification using current valuation inputs including the Company’s closing stock price of $0.49 on June 15, 2020, a volatility metric of 142%, and a risk-free interest rate of 0.22%. The Company also calculated the fair value of the vested options immediately following the modification using the extended 12-month exercise period. An incremental stock compensation charge of $24,359 was recorded in costs related to resignation of former officer.

Mr. Favish’s unvested options at the time of his separation were forfeited. All compensation from prior periods related to these unvested options was reversed, resulting in an adjustment to stock compensation expense during the nine months ended September 30, 2020 of $(965,295) that was recorded in costs related to resignation of former officer.

Loss on Sale of Equipment

During June 2020, in an effort to reduce costs and focus on other segments of the business, the Company began to wind down the Transcranial Doppler Solutions, Inc. (“TDSI”) subsidiary and ceased its operations. The wind down was completed in the third quarter of 2020. TDSI held a group of ultrasound machines as fixed assets. The Company sold these machines, and therefore a loss on sale of $18,500 has been recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

Interest Expense

For the nine months ended September 30, 2020, interest expense was $7,254 compared to $255,842 for the nine months ended September 30, 2019. The decrease of $248,588 or 97%, was due primarily to the amortization of the valuation discount of the March 2019 convertible notes of $233,455 that was reflected as an expense when the notes were converted in April of 2019.

Finance Cost Upon Issuance of Warrants

Finance costs for the nine months ended September 30, 2019 of $415,955 include the following: (I) in March 2019, the Company issued warrants to two convertible note holders pursuant to the anticipated completion of the Company’s IPO (the IPO was completed on April 9, 2019). Due to the variable terms of both the exercise price and the number of warrants to be issued, the warrants were accounted for as derivative liabilities at March 31, 2019. The fair value of the warrants at the closing of the IPO was determined to be $436,034, of which $250,000 was recorded as a valuation discount, and $186,034 was recorded as a finance cost. (II) On April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the Underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements at June 30, 2019 because the warrants were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. There were no such costs for the comparable period in 2020.

Change in Fair Value of Derivative Warrants

As described above, on April 4, 2019, the Company issued 62,500 warrants with an exercise price of $5.00 per share to the Underwriter in connection with the Company’s IPO. The Company accounted for these warrants as a derivative liability in the financial statements because they were associated with the IPO, a registered offering, and the settlement provisions contained language that the shares underlying the warrants are required to be registered. The fair value of the warrants will be remeasured at each reporting period, with the change in the fair value recognized in earnings in the accompanying Statements of Operations. The fair value of the warrants at the date of issuance was determined to be $229,921 and was recorded as a finance cost in April of 2019. As of September 30, 2020, the fair value of the warrant liability was determined to be $7,519 and the Company recorded a change in fair value of derivative warrants for the nine months ended September 30, 2020 of $5,804.

Net Loss

For the nine months ended September 30, 2020, the Company incurred a net loss of $5,197,567, compared to a net loss of $6,822,553 for the nine months ended September 30, 2019. The decrease in net loss of $1,624,986 or 24% compared to the prior year period was primarily due increased revenues and decreased operating costs.

Segment Information

The following tables set forth our results of operations by segment:

The Medical foods and nutraceuticals segment provides a portfolio of science-based, clinically supported nutrition, medical foods, and supplements. Our products include, among others, Lumega-Z, Glaucocetin, ImmuneSF.

The Medical devices segment includes a portfolio of medical diagnostic devices currently focused on the ocular space and the Company is believed to be the industry leader in contrast testing. Our products include VectorVision CSV-1000, CSV-1000HGT, CSV-2000 and associated accessories as well as the MapcatSF.

See Note 10, Segment Reporting, to our Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for further details on our reportable segments.

	For the Nine Months Ended September 30, 2020
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total

Revenue	$6,100	$1,446,584	$237,136	$1,689,820

Cost of goods sold	2,477	764,246	101,077	867,800

Gross profit	3,623	682,338	136,059	822,020

Operating expenses	2,655,107	3,146,514	216,516	6,018,137

Loss from operations	$(2,651,484)	$(2,464,176)	$(80,457)	$(5,196,117)

	For the Nine Months Ended September 30, 2019
	Corporate	Medical Foods and Nutraceuticals	Medical Devices	Total

Revenue	$9,800	$317,338	$337,531	$664,669

Cost of goods sold	3,981	120,608	136,958	261,547

Gross profit	5,819	196,730	200,573	403,122

Operating expenses	3,195,227	3,127,782	490,023	6,813,032

Loss from operations	$(3,189,408)	$(2,931,052)	$(289,450)	$(6,409,910)

Revenue

For the nine months ended September 30, 2020, revenue from our Medical foods and nutraceuticals segment was $1,446,584 compared to $317,338 for the nine months ended September 30, 2019, resulting in an increase of $1,129,246 or 356%. The increase is due primarily to the fulfillment of a Malaysian order for a proprietary immune-supportive formula that was delivered in June. The Company completed shipment of the product, received payment in full, and has recognized revenue for this order of $890,000 during June 2020. Medical foods revenues of $402,498 grew approximately 27% during the nine months ended September 30, 2020, as compared to the prior year period of $317,338. For the nine months ended September 30, 2020, revenue from our Medical devices segment was $237,136 compared to $337,531 for the nine months ended September 30, 2019, resulting in a decrease of $100,395 or 30%, primarily as a result of medical facility closures due to COVID-19 “Stay at Home” orders. The decrease was offset in part from the sale of a MapCat device in January 2020. The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted.

Cost of Goods Sold

For the nine months ended September 30, 2020, cost of goods sold from our Medical foods and nutraceuticals segment was $764,245 compared to $120,608 for the nine months ended September 30, 2019, resulting in an increase of $643,637 or 533%. The increase was primarily due to the Malaysian order noted above. For the nine months ended September 30, 2020, cost of goods sold from our Medical devices segment was $101,077 compared to $136,958 for the nine months ended September 30, 2019, resulting in a decrease of $35,881 or 26%. The decrease was due to the decrease in sales noted above. In addition, a $13,000 inventory adjustment affecting cost of sales due primarily to the write off of scrap materials was recorded in March 2020.

Gross Profit

For the nine months ended September 30, 2020, gross profit from the Medical foods and nutraceuticals segment was $682,339 compared to $196,730 for the nine months ended September 30, 2019, resulting in an increase of $485,609 or 247%. For the nine months ended September 30, 2020, gross profit from the Medical devices segment was $136,059 compared to $200,573 for the nine months ended September 30, 2019, resulting in a decrease of $64,514 or 32%. Gross profit overall represented 49% of revenues for the nine months ended September 30, 2020, versus 61% of revenue for the nine months ended September 30, 2019. The lower gross profit percentage in the current period is reflective of lower distributor pricing given to the Malaysian customer.

Liquidity and Capital Resources

Since its formation in 2009, the Company has devoted substantial effort and capital resources to the development and commercialization activities related to its product candidates. As a result of these and other activities, the Company utilized cash in operating activities of $5,840,682 during the nine months ended September 30, 2020. The Company had working capital of $10,176,907 at September 30, 2020. As of September 30, 2020, the Company had cash in the amount of $9,795,441 and no available borrowings. The Company’s financing has historically come primarily from the issuance of convertible notes, promissory notes and from the sale of common and preferred stock and other equity-linked securities.

The COVID-19 pandemic has and will continue affecting economies and businesses around the world. The impacts of the pandemic could be material, but due to the evolving nature of this situation, the Company is not able at this time to estimate the impact on our financial or operational results. Among the factors that could impact our results are: effectiveness of COVID-19 mitigation measures, global economic conditions, consumer spending, work from home trends, supply chain sustainability and other factors. These factors could result in increased or decreased demand for our products and services and impact our ability to serve customers.

The Company will continue to incur significant expenses for continued commercialization activities related to its medical foods, medical devices and its nutraceuticals product line. Development and commercialization of medical foods, medical devices and nutraceuticals involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines. On April 9, 2019, the Company completed its IPO, resulting in net cash proceeds of $3,888,000 to the Company. On August 15, 2019, the Company consummated an underwritten public offering resulting in net proceeds to the Company of $4,944,340. On October 30, 2019, the Company consummated an underwritten public offering resulting in net proceeds to the Company of $7,392,467.

The Company received total gross proceeds of $4,555,354 during the nine months ended September 30, 2020 from the exercise of 13,319,750 warrants issued in the Company’s October 2019 follow-on offering.

The Company will continue to seek to raise additional debt and/or equity capital to fund future operations and potential transactions as necessary, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its technology and product development programs and curtail or cease operations. Management is reviewing all of its business segments and operations with the assistance of an outside consulting firm in order to determine its future business strategies and focus. Furthermore, management is reviewing its expense profile, with its consulting firm, in order to increase efficiencies and reduce its cash utilization over the near and long term, while hoping to increase stockholder value.

Management believes that the Company has adequate funding to pursue its planned business initiatives and operations through at least December 31, 2020.

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(5,840,682)	$(4,189,050)
Net cash used in investing activities	(34,733)	(163,105)
Net cash provided by financing activities	4,555,354	9,236,167
Net increase in cash	$(1,320,061)	$4,884,012

Operating Activities

Net cash used in operating activities was $5,840,682 during the nine months ended September 30, 2020, versus $4,189,050 used during the comparable prior year period. The increase in 2020 was due primarily to inventory purchases and higher legal, insurance, professional services, consulting, and labor costs paid in the current period.

Investing Activities

Net cash used in investing activities was $34,733 for nine months ended September 30, 2020 and $163,105 for the nine months ended September 30, 2019. Cash was used in both periods for the purchase of testing equipment, furniture and fixtures.

Financing Activities

Net cash provided by financing activities was $4,555,354 for the nine months ended September 30, 2020 and was due to warrant exercise during the period. Net cash provided by financing activities was $9,236,167 for the nine months ended September 30, 2019 was due primarily to the completion of our IPO, which resulted in net proceeds of $3,888,000. In addition, in March 2019, the Company issued $350,000 in promissory and convertible promissory notes and received cash of $131,875 from the exercise of warrants. These proceeds were partially offset by payment of $100,000 to settle a promissory note.

Off-Balance Sheet Arrangements

At September 30, 2020 and December 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the interim Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management, including the Company’s interim Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework 2013. Based on this evaluation, our interim Chief Executive Officer and our Chief Financial Officer determined, based upon the existence of the material weakness described below, that the Company did not maintain effective internal control over financial reporting as of September 30, 2020.

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

Furthermore, during the quarter ended September 30, 2020, we hired a new Chief Financial Officer, and our previous Chief Accounting Officer left the Company. We believe that ultimately the hiring of additional personnel who have the technical expertise and knowledge will result in the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if further personnel turnover issues within the department occur. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the second quarter ended in 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on its business, operating results, cash flows or financial condition. The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at September 30, 2020 with respect to such matters.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Form 10-K and our Form 10-Qs for the quarter ended March 30, 2020 and June 30, 2020, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Form 10-K and our Form 10-Q for the quarter ended June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, by and between the Company and Andrew C. Schmidt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 23, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, (v) Statement of Stockholders’ Equity and (vi) Notes to Financial Statements

*	A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2020.

Signature	Title	Date

/s/ David W. Evans	Interim CEO and President	November 12, 2020
David W. Evans	(Principal Executive Officer)

/s/ Andrew Schmidt	Chief Financial Officer	November 12, 2020
Andrew Schmidt	(Principal Financial Officer)

- 35 -