Form 10-Q
period 2021-06-30
Guardion Health Sciences, Inc.
filed 2021-08-16
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-55723

GUARDION HEALTH SCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-4428421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2925 Richmond Avenue

Suite 1200

Houston, Texas 77098

Telephone: 800-873-5141

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

As of August 16, 2021, there were 26,426,993 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets
Cash	$5,502,411	$8,518,732
Short-term investments	7,000,266	-
Accounts receivable	1,884,782	11,248
Inventories	956,259	384,972
Prepaid expenses	1,203,169	179,931

Total current assets	16,546,887	9,094,883

Deposits	11,751	11,751
Prepaid expense	302,331	-
Property and equipment, net	245,711	285,676
Right of use asset, net	339,262	418,590
Intangible assets, net	11,850,833	50,000
Goodwill	11,988,050	-

Total assets	$41,284,825	$9,860,900

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$768,338	$608,313
Accrued expenses	867,923	127,637
Operating lease liability – current	168,700	162,845
Payable to former officer	-	148,958
Derivative warrant liability	-	25,978

Total current liabilities	1,804,961	1,073,731

Operating lease liability – long term	186,427	271,903

Total liabilities	1,991,388	1,345,634

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 24,426,993 shares and 15,170,628 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	24,427	15,171
Additional paid-in capital	100,535,886	62,583,423
Accumulated deficit	(61,266,876)	(54,083,328)

Total stockholders’ equity	39,293,437	8,515,266

Total liabilities and stockholders’ equity	$41,284,825	$9,860,900

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue
Clinical nutrition	$1,171,445	$1,152,894	$1,333,588	$1,304,028
Diagnostics equipment	52,275	35,315	123,429	126,505
Other	-	2,700	-	6,100
Total revenue	1,223,720	1,190,909	1,457,017	1,436,633

Cost of goods sold
Clinical nutrition	639,188	628,205	724,105	695,291
Diagnostics equipment	26,031	15,278	74,150	55,920
Other	-	1,096	-	2,477
Total cost of goods sold	665,219	644,579	798,255	753,688

Gross profit	558,501	546,330	658,762	682,945

Operating expenses
Research and development	16,756	44,581	37,364	75,769
Sales and marketing	440,793	519,067	898,520	1,007,913
General and administrative	2,537,826	1,712,183	4,829,277	3,228,698
Transaction costs related to acquisition of Activ Nutritional, LLC	2,103,680	-	2,103,680	-
Costs related to resignation of former officer (including the reversal of previously recognized stock compensation expense of $1,401,582 and $965,295 during the three months and six months ended June 30, 2020, respectively)	-	(1,052,223)	-	(615,936)
Impairment loss on equipment held for sale	-	30,948	-	30,948

Total operating expenses	5,099,055	1,254,556	7,868,841	3,727,392

Loss from operations	(4,540,554)	(708,226)	(7,210,079)	(3,044,447)

Other income (expense):
Interest expense	-	(1,790)	-	(3,538)
Interest income	266	-	266	-
Change in fair value of derivative liability	-	2,856	-	(6,088)

Total other income (expense)	266	1,066	266	(9,626)

Net loss	$(4,540,288)	$(707,160)	$(7,209,813)	$(3,054,073)

Net loss per common share – basic and diluted	$(0.19)	$(0.05)	$(0.31)	$(0.22)
Weighted average common shares outstanding – basic and diluted	24,426,993	14,427,869	22,897,683	13,766,465

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	Three and Six Months Ended June 30, 2021
Balance at December 31, 2020	15,170,628	$15,171	$62,583,423	$(54,083,328)	$8,515,266
Cumulative effect adjustment from the impact of adoption of ASU 2020-06 related to warrants (See Notes 2 and 9)	-	-	-	26,265	26,265
Fair value of vested stock options	-	-	205,772	-	205,772
Fair value of vested restricted stock	-	-	181,843	-	181,843
Common stock issued for cash, net of offering costs	7,608,674	7,608	33,654,989	-	33,662,597
Common stock issued upon exercise of warrants	1,647,691	1,648	3,566,767	-	3,568,415
Net loss	-	-	-	(2,669,525)	(2,669,525)
Balance at March 31, 2021	24,426,993	24,427	100,192,794	(56,726,588)	43,490,633
Fair value of vested stock options	-	-	183,452	-	183,452
Fair value of vested restricted stock	-	-	159,640	-	159,640
Net loss	-	-	-	(4,540,288)	(4,540,288)
Balance at June 30, 2021	24,426,993	$24,427	$100,535,886	$(61,266,876)	$39,293,437

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	Three and Six Months Ended June 30, 2020
Balance at December 31, 2019	12,497,094	$12,497	$57,531,014	$(45,511,671)	$12,031,840
Fair value of vested stock options – officer and director	-	-	436,287	-	436,287
Fair value of vested stock options	-	-	55,281	-	55,281
Issuance of common stock for services	4,167	25	12,300	-	12,325
Issuance of common stock – warrant exercises	1,730,400	10,382	3,540,399	-	3,550,781
Net loss	-	-	-	(2,346,913)	(2,346,913
Balance at March 31, 2020	14,231,661	22,904	61,575,281	(47,858,584)	13,739,601
Fair value of vested stock options – officer and director	-	-	(1,377,223)	-	(1,377,223)
Fair value of vested stock options	-	-	41,782	-	41,782
Issuance of common stock – warrant exercises	48,666	487	998,153	-	998,640
Net loss	-	-	-	(707,160)	(707,160)
Balance at June 30, 2020	14,280,327	$23,391	$61,237,993	$(48,565,744)	$12,695,640

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

Operating Activities
Net loss	$(7,209,813)	$(3,054,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,275	46,619
Impairment loss on equipment held for sale	-	30,948
Amortization of operating lease right-of-use asset	79,328	76,327
Fair value of vested stock options	389,224	-
Fair value of vested restricted stock	341,483	109,388
Fair value of vested stock options – officer and director	-	(940,936)
Change in fair value of derivative liability	-	6,088
Changes in operating assets and liabilities:
(Increase)/decrease:
Accounts receivable	(73,839)	44,157
Inventories	41,776	(607,162)
Prepaid expenses	(1,276,545)	(219,380)
Increase/(decrease):
Accounts payable	(153,706)	262,496
Operating lease liability	(79,621)	(74,070)
Accrued expenses	665,042	(12,591
Payable to former officer	(148,958)	311,458
Net cash used in operating activities	(7,285,354)	(4,020,731)

Investing Activities
Purchase of property and equipment	(1,142)	(40,733)
Purchase of US Treasury Bills	(35,000,000)	-
Sale of US Treasury Bills	27,999,734	-
Cash paid for acquisition, net of cash acquired	(25,960,572)	-
Net cash used in investing activities	(32,961,980)	(40,733)

Financing Activities
Proceeds from sale of common stock, net	33,662,599	-
Proceeds from exercise of warrants	3,568,414	4,549,421
Net cash provided by financing activities	37,231,013	4,549,421

Cash:
Net (decrease) increase	(3,016,321)	487,957
Balance at beginning of period	8,518,732	11,115,502
Balance at end of period	$5,502,411	$11,603,459

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$20,844	-
Non-cash financing activities:
Reclass of prepaid costs to inventory	$-	$308,178
Reclass of equipment sold from property and equipment to equipment held for sale	$-	$55,448
Adjust warrant liability for adoption of ASU 2020-06	$25,978	$-
Reclass of property and equipment to inventory	$-	$8,771

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months and Six Months Ended June 30, 2021 and 2020

1. Organization and Business Operations

Business

Guardion Health Sciences, Inc. (the “Company”) is a clinical nutrition and diagnostics company that develops and distributes clinically supported nutrition, medical foods, supplements and medical devices. The Company offers a portfolio of science-based, clinically supported products and devices designed to support healthcare professionals and providers, and their patients and consumers. In June 2021, the Company acquired Activ Nutritional, LLC (“Activ”), the owner and distributor of the Viactiv® line of chewable mineral supplements for bone health and other applications (see Note 3). Prior to its acquisition of Activ, the Company has been primarily engaged in research and development, product commercialization and capital raising activities.

The Company was formed in December 2009 as a California limited liability company under the name P4L Health Sciences, LLC. On June 30, 2015, the Company converted from a California limited liability company to a Delaware corporation, and changed its name from Guardion Health Sciences, LLC to Guardion Health Sciences, Inc.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2021, the Company incurred a net loss of $7,209,813 and used cash in operating activities of $7,285,354. At June 30, 2021, the Company had cash and short-term investments on hand totaling $12,502,677 and working capital of $14,741,926. Notwithstanding the net loss for the six months ended June 30, 2021, management believes that its current cash balance is sufficient to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

The amount and timing of future cash requirements will depend, in part, on the Company’s ability to ultimately achieve operating profitability. The Company expects to continue to incur net losses and negative operating cash flows in the near-term and will continue to incur significant expenses for the development, commercialization and distribution of its clinical nutrition products (including the Viactiv® product line), the development and commercialization of its diagnostics equipment, and the successful development and commercialization of any new products or product lines. The Company may also utilize cash to fund additional acquisitions.

The Company may seek to raise additional debt and/or equity capital to fund future operations and strategic initiatives, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. Over time, if the Company is unable to access sufficient capital resources on a timely basis to fund its operations, the Company may be forced to reduce or discontinue some or all of its technology and product development programs and curtail operations.

COVID-19

The Company is subject to risks and uncertainties of the COVID-19 pandemic that could adversely impact our business. The Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, including curtailing employee travel and primarily working remotely. During 2020 and through the first half of 2021, sales of certain products remained flat as compared to prior comparable periods, as many professional offices were closed for long periods, or operating with limited capacity, due to COVID-19 related orders. During 2020 and through the second quarter of 2021, the Company did not experience a jeopardization of its supply chain due to the COVID-19 outbreak.

The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, including vaccination efforts and new strains of the virus, as well as the economic impact on local, regional, national and international markets.

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

Reverse Stock Split

On March 1, 2021, following stockholder and board approval, the Company effectuated a 1-for-6 reverse split of its issued and outstanding shares of common stock, without any change to its par value. The authorized number of shares of common stock were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as all fractional shares were rounded up to the next whole share.

Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the above-described reverse stock split for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, VectorVision Ocular Health, Inc., NutriGuard Formulations, Inc., Transcranial Doppler Solutions, Inc, and Activ Nutritional, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company generates its revenue from two business segments:

●	Clinical Nutrition
●	Diagnostics Equipment

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

In certain circumstances, returns of products are allowed. A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of historical product returns, the Company determined it is probable that such returns will not cause a significant reversal of revenue in the future. Due to the insignificant amount of historical returns, as well as the standalone nature of the Company’s products and assessment of performance obligations and transaction pricing for the Company’s sales contracts, the Company does not currently maintain a contract asset or liability balance at this time. The Company assesses its contracts and the reasonableness of its conclusions on a quarterly basis.

Revenues by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Clinical nutrition	$1,171,445	$1,152,894	$1,333,588	$1,304,028
Diagnostics equipment	52,275	35,315	123,429	126,505
Other	-	2,700	-	6,100
	$1,223,720	$1,190,909	$1,457,017	$1,436,633

The Company’s Clinical Nutrition revenues earned during the three months and six months ended June 30, 2021 and 2020 are derived from distributors and individual retail customers in North America. Diagnostics Equipment revenues are derived from a worldwide customer base consisting of both retail customers and distributors. Sales to distributors were approximately 81% and 58% of total revenues for the six months ended June 30, 2021 and 2020, respectively, which included the Viactiv® product line from June 1, 2021 through June 30, 2021.

Revenues by geographical area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$1,176,608	$270,664	$1,348,748	$505,023
Malaysia	-	890,000	-	890,000
Asia - other	29,787	22,990	88,049	25,790
Europe and other	17,325	7,255	20,220	15,820
	$1,223,720	$1,190,909	$1,457,017	$1,436,633

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting where the purchase consideration is allocated to the tangible and intangible assets acquired, and liabilities assumed, based on their respective fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability.

Investments

Short-term investments as of June 30, 2021, consist of a U.S. Treasury Bill, which is classified as held-to-maturity. The Company’s U.S. Treasury Bill matured July 29, 2021 and the proceeds were reinvested into another U.S. Treasury Bill that is scheduled to mature approximately 30 days from the date of purchase. Unrealized gains and losses were de minimus. As of June 30, 2021, the carrying value of the Company’s U.S. Treasury Bill approximates its fair value due to its short-term maturity.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. Management evaluates the collectability of its trade accounts receivable and determines an allowance for doubtful accounts based on historical write-offs, known or expected trends, and the identification of specific balances deemed uncollectible based on a customer’s financial condition, credit history and the current economic conditions.

There was no allowance for doubtful accounts as of June 30, 2021 and December 31,2020.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently written up. For the three months and six months ended June 30, 2021 and 2020, there were no write-downs of inventory.

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of a trade name and customer relationships acquired in the acquisition of Activ effective June 1,2021 (See Note 3), and are stated at cost less accumulated amortization. The trade name and customer relationships are being amortized over a period of 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of June 30, 2021, the Company determined there were no indicators of impairment of its intangible assets.

At June 30, 2021 and December 31, 2020, the Company has a trademark for $50,000 classified as an indefinite-lived intangible asset.

 Goodwill

Goodwill consists of the excess of the cost of Activ (see Note 3) over the fair value of amounts assigned to assets acquired and liabilities assumed. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units on December 31 of each fiscal year.

Concentrations

During the three months ended June 30, 2021, two customers accounted for approximately 39% and 13% of the Company’s sales. No other customer accounted for more than 10% of sales during the three months ended June 30, 2021 or 2020.

During the six months ended June 30, 2021, two customers accounted for approximately 33% and 11% of the Company’s sales. No other customer accounted for more than 10% of sales during the six months ended June 30, 2021 or 2020.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s Clinical Nutrition products. Research and development expenditures are expensed as incurred and totaled $16,756 and $44,581 for the three months ended June 30, 2021 and 2020, respectively, and $37,364 and $75,769 for the six months ended June 30, 2021 and 2020, respectively.

Patent Costs

The Company is the owner of four issued domestic patents, two pending domestic patent applications and one granted patent in Canada. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs, including patent-related legal fees, filing fees and internally generated costs, are expensed as incurred. During the six months ended June 30, 2021, and 2020, patent costs were $34,940 and $60,501, respectively, and are included in general and administrative costs in the statements of operations.

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

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average common shares outstanding during a period. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Dilutive potential common shares include shares from unexercised warrants and options. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company’s basic and diluted net loss per share is the same for all periods presented the Company had a net loss for all periods presented and all shares issuable upon exercise of warrants and options would therefore be anti-dilutive.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	June 30,
	2021	2020
Warrants	485,067	2,578,390
Options	978,087	486,524
	1,463,154	3,064,914

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

The Company believes the carrying amount of its financial instruments (consisting of cash, short-term investments, accounts receivable, and accounts payable and accrued liabilities) approximates fair value due to the short-term nature of such instruments.

At December 31, 2020, the Company’s balance sheets included Level 2 liabilities comprised of the fair value of warrant liabilities of $25,978 (see Note 9). At June 30, 2021, the Company had no warrant liabilities.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 will be effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Entities are required to apply ASU 2017-04 on a prospective basis. ASU 2017-04 was effective January 1, 2020. The adoption of ASU 2017-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 was effective January 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Acquisition of Activ Nutritional, LLC.

On June 1, 2021, the Company completed the acquisition of Activ. The acquisition was made pursuant to an equity purchase agreement dated May 18, 2021 between the Company, Adare Pharmaceuticals, Inc., (“Adare”), and Activ. The Company acquired all of the issued and outstanding equity of Activ from Adare for $26,000,000 in cash, subject to certain adjustments as provided in the equity purchase agreement.

Activ owns the Viactiv® line of supplement chews for bone health, immune health and other applications which are currently marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target and Amazon. The Viactiv product lines are expected to become the Company’s most prominent product lines for the foreseeable future.

The Company utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to Activ’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The fair value of the intangible assets was estimated using the income approach, pursuant to which after-tax cash flows are discounted to present value based on projections and other available financial data. The cash flows were based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model, as well as the weighted average cost of capital. The valuation assumptions took into consideration the Company’s estimates of customer attrition and revenue growth projections. The excess of the purchase price paid by the Company over the estimated fair value of identified tangible and intangible assets has been recorded as goodwill.

The following table summarizes the allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of Activ on the date of acquisition:

Fair value of consideration :
Purchase price, as adjusted, paid in cash	$26,044,570

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:
Cash	$8,468
Accounts receivable	1,799,695
Inventories	613,063
Prepaids	49,025
Accounts payable	(313,731)
Net tangible assets	2,156,520

Trade names and trademarks	9,200,000
Customer relationships	2,700,000
Net identifiable intangible assets	11,900,000

Goodwill	11,988,050

Fair value of net assets acquired	$26,044,570

The Company consolidated Activ’s operations with the Company’s operations commencing June 1, 2021, the closing date of the transaction. Activ’s operations are included in the Company’s Clinical Nutrition segment. The amount of revenue and net income of Activ included in the Company’s consolidated statements of operations during the three months and six months ended June 30, 2021, was $1,049,803 and $231,288, respectively.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, investment banking and other professional fees) are not included as a component of consideration transferred, but were expensed as incurred. During the three months and six months ended June 30, 2021, the Company incurred approximately $2,104,000 of acquisition-related costs, which are included as a line item in the Company’s consolidated statements of operations.

Pro Forma Information

The following unaudited pro forma condensed consolidated statement of operations for the three months and six months ended June 30, 2021 and 2020 is presented as if the acquisition of Activ had occurred on January 1, 2020, after giving effect to certain pro forma adjustments. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had actually been consummated on January 1, 2020. These results are prepared in accordance with ASC 606.

	Unaudited Pro forma for the three months ended		Unaudited Pro forma for the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$3,016,094	$4,257,140	$6,989,810	$7,520,816
Net loss	$(2,434,005)	$(815,869)	$(4,641,387)	$(5,282,721)
Net loss per share-basic and diluted	$(0.10)	$(0.06)	$(0.20)	$(0.38)

Trade name and trademarks, and customer relationship intangible assets are being amortized over an estimated useful life of 10 years. The pro forma adjustments include a net increase in amortization expense to record amortization expense for the $11,900,000 of acquired net identifiable intangible assets, and an adjustment to present acquisition-related transaction costs and other one-time costs directly attributable to the acquisition as if they were incurred in the earliest period presented.

4. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$69,904	$218,307
Finished goods	886,355	166,665
	$956,259	$384,972

The Company’s inventories are stated at the lower of cost or net realizable value on a first-in, first-out (FIFO) basis.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020
Leasehold improvements	$103,255	$103,255
Testing equipment	348,124	348,124
Furniture and fixtures	197,349	197,349
Computer equipment	69,602	68,460
Office equipment	9,835	9,835
	728,165	727,023
Less accumulated depreciation and amortization	(482,454)	(441,347)
	$245,711	$285,676

For the six months ended June 30, 2021 and 2020, depreciation and amortization expense was $41,107 and $46,619, respectively.

6. Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2021	2020
Trade name	$9,200,000	$-
Customer relationships	2,700,000	-
Trademark	50,000	50,000
	11,950,000	50,000
Less accumulated amortization	(99,167)	-
	$11,850,833	$50,000

The trade name and customer relationship were acquired June 1, 2021 in conjunction with the acquisition of Activ (see Note 3) and are being amortized over a period of 10 years. For the three months and six months ended June 30, 2021 and 2020, amortization expense was $99,167.

The expected future amortization expense for amortizable finite-lived intangible assets as of June 30, 2021 is as follows:

Total
2021 (remaining 6 months)	$595,000
2022	1,190,000
2023	1,190,000
2024	1,190,000
2025	1,190,000
Thereafter	6,445,833
Total future expected amortization expense	$11,800,833

7. Operating Leases

The Company leases an office and certain warehouse space under two operating leases. The Company accounts for its leases under ASC 842, Leases. During the three months ended June 30, 2021 and 2020, lease costs totaled $52,585 and $30,488, respectively, and during the six months ended June 30, 2021 and 2020, lease costs totaled $98,486 and $74,069, respectively.

As of December 31, 2020, the Company’s net right of use asset totaled $418,590. During the three months and six months ended June 30, 2021, the Company recorded amortization of right-of-use asset of $39,470 and $79,328, respectively. At June 30, 2021, the net right-of-use assets were $339,262.

As of December 31, 2020, the Company’s operating lease liabilities totaled $434,748. During the six months ended June 30, 2021, the Company made payments of $101,993 towards the operating lease liability. As of June 30, 2021, the operating lease liabilities totaled $355,127.

As of June 30, 2021, the weighted average remaining lease terms for operating leases are 2.04 years, and the weighted average discount rate for operating lease is 3.9%.

Future minimum lease payments under the leases are as follows:

Year ending	Operating Leases

Remainder of 2021	$89,479
2022	182,249
2023	98,417
Total lease payments	370,145
Less: Imputed interest/present value discount	(15,018)
Present value of lease liabilities	355,127
Less: Current portion	(168,700)
$186,427

8. Payable to Former Officer

Effective June 15, 2020, Michael Favish resigned as Chief Executive Officer of the Company and also resigned from the Company’s Board of Directors. Terms of the settlement agreement between the parties included the continuation of his previous salary of $325,000 during the twelve months subsequent to his resignation. The $325,000 of aggregate settlement payments was recorded in costs related to resignation of former officer expense in the consolidated statements of operations during the three months and six months ended June 30, 2020. The final payment due the former officer was made on June 15, 2021.

9. Derivative Liability

On April 9, 2019, the Company issued 10,417 warrants with an exercise price of $30.00 per share to the underwriter in connection with the Company’s initial public offering. The Company accounted for these warrants as a derivative liability in the financial statements because they were associated with the initial public offering, which was a registered offering, and the settlement provisions contained language that the shares underlying the warrants were required to be registered. The fair value of the warrants was remeasured at each reporting period, and the change in the fair value was recognized in earnings in the statements of operations. At December 31, 2020, the fair value of the derivative warrant liability was $25,978.

Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. ASU 2020-06 removed the requirement to consider if the warrants would be settled in registered shares, and accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $25,978 and a decrease in derivative warrant liability of $25,978 on January 1, 2021.

At December 31, 2020, the fair value of such warrant was determined to be $2.49 using the Black-Scholes option pricing model utilizing the following assumptions:

Warrant Liability As of
December 31, 2020
Stock price	$2.49
Risk free interest rate	0.17%
Expected volatility	148%
Expected life in years	3.8
Expected dividend yield	0%
Number of warrants	10,417
Fair value of warrants	$25,978

10. Stockholders’ Equity

Common Stock

January 2021 and February 2021 At the Market Offerings

On January 8, 2021, the Company entered into a sales agreement with Maxim Group LLC (“Maxim”) pursuant to which the Company could sell up to $10,000,000 worth of shares of common stock in an “at the market” offering through Maxim (the “January 2021 1st ATM Offering”). The offer and sale of the shares was made pursuant to a shelf registration statement on Form S-3. The Company agreed to pay Maxim a commission equal to 3.0% of the aggregate gross proceeds from each sale of shares. On January 15, 2021, the Company completed the January 2021 1st ATM Offering, pursuant to which the Company sold an aggregate of 2,559,834 shares of its common stock and raised net proceeds (after deduction for sales commissions) of approximately $9,700,000.

On January 28, 2021, the Company entered into a sales agreement with Maxim pursuant to which the Company could sell up to $25,000,000 worth of shares of common stock in an “at the market” offering through Maxim (the “January 2021 2nd ATM Offering”). On February 10, 2021, the Company completed the January 2021 2nd ATM Offering, pursuant to which the Company sold an aggregate of 5,048,840 shares of its common stock and raised net proceeds (after deduction for sales commissions) of approximately $24,250,000.

The Company incurred costs related to these financings of approximately $327,000 which is reflected as a reduction to the proceeds from the shares issued. The net cash received from both offerings after all expenses was approximately $33,623,000.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2020	2,132,758	$2.48	3.81
Granted	-	-	-
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	(1,647,691)	2.26	-
June 30, 2021, all exercisable	485,067	2.71	3.31

The exercise prices of warrants outstanding and exercisable as of June 30, 2021 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
160,108	$2.05
146,667	2.67
112,001	3.30
37,700	3.51
18,174	17.25
10,417	30.00
485,067

During the six months ended June 30, 2021, investors exercised a total of 1,647,691 warrants for 1,647,691 shares of common stock. The warrants were exercisable for an average price of $2.26 per share, which resulted in cash proceeds to the Company of $3,568,415.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2020	778,196	9.32	6.38
Granted	269,339	2.98	9.80
Forfeitures	(69,445)	26.40	-
Expirations	-	-	-
Exercised	-	-	-
June 30, 2021, outstanding	978,090	$6.48	7.20
June 30, 2021, exercisable	547,631	$8.50	5.40

The exercise prices of options outstanding and exercisable as of June 30, 2021 are as follows:

Options Outstanding	Exercise Prices
(Shares)
41,667	1.48
50,000	1.61
66,668	1.76
5,001	1.91
41,667	2.33
1,667	2.46
16,667	3.25
152,671	3.95
375,000	6
104,167	12
10,415	13.8
112,500	15
978,090

During the six months ended June 30, 2021, the Company granted options to purchase 269,339 shares of common stock to employees and members of the Board of Directors with a grant date fair value of $652,360 using a Black-Scholes option pricing model based on the following assumptions: (i) volatility rates of 117% to 119%, (ii) discount rates of 0.38% to 1.28%, (iii) zero expected dividend yield, and (iv) expected life of 6 years. The options have an exercise price of $1.61 to $3.95 per share. 67,558 of the options will vest on the one-year anniversary of the grant date and the remaining 135,113 options will vest on monthly basis over two years. Options for 66,668 shares vest ratably over three years. As part of their annual compensation for service on the Board of Directors, each of the four non-officer directors receives annual stock option grant for 16,333 shares of the Company’s common stock on the earlier of the annual meeting of stockholders or June 30. The option shall vest and become exercisable in eight equal installments on the last day of each of the subsequent eight calendar quarter-end dates following the date of grant.

The volatility of the Company’s common stock is based on an average volatility of similar companies in the same industry. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future. The expected life of the stock options granted is estimated using the “simplified” method, whereby the expected term equals the average of the vesting term and the original contract.

During the six months ended June 30, 2021 and 2020, the Company recognized stock-compensation expense related to the fair value of vested stock options of $389,224 and $(940,936), respectively, which was recorded in general and administrative expense.

As of June 30, 2021, the Company had an aggregate of 472,131 remaining unvested options outstanding, with a remaining fair value of $715,836, with a weighted average remaining life of 9.31 years. The aggregate intrinsic value of options outstanding as of June 30, 2021 was $19,208.

Restricted Common Stock

In January 2021, the Company granted 152,671 shares of the Company’s common stock to the Company’s Chief Executive Officer (“CEO”). The shares vest on the first anniversary of the award. If the CEO’s employment with the Company is terminated for any reason, any shares not then vested will be forfeited. Also effective in January 2021, the Company granted 41,667 shares of the Company’s common stock to a consultant for services, with 4,167 of the shares vesting immediately and the balance of 37,500 shares vesting through August 15, 2021. In the event the consultant’s service with the Company terminates, any shares not then vested will be forfeited. During the quarter ended June 30, 2021 the Company granted 50,000 shares of the Company’s common stock with vesting terms to the Company’s Chief Commercial Officer. The shares vest one third per year for three years on the anniversary of the award.

The total fair value of the 244,338 shares was determined to be $742,912 based on the price per shares of the Company’s common stock on the dates granted. The Company accounts for the share awards using the straight-line attribution or graded vesting method over the requisite service period provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date fair value of the award that is vested at that date. During the six months ended June 30, 2021, total share-based expense recognized related to vested restricted shares totaled $365,295. At June 30, 2021, there was $1,035,796 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 3.3 years.

The following table summarizes restricted common stock activity for the six months ended June 30, 2021:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2020	30,000	$1.41
Granted	202,671	3.95
Vested	(22,500)	(1.41)
Forfeited
Non-vested shares, June 30, 2021	210,171	$3.00

11. Related Party Transactions

David Evans, Ph.D., was the interim chief executive officer of the Company from June 12, 2020 to January 6, 2021, and together with his spouse, wholly owns Ceatus Media Group LLC (“Ceatus”) and DWT Evans LLC (“DWT”). For the three months and six months ended June 30, 2021 and 2020 the Company paid Ceatus $19,500 and $13,750, and $42,000 and $27,500, respectively, for services related to digital marketing for the Company. The Company’s wholly owned subsidiary, VectorVision Ocular Health, leases office and warehouse space from DWT. For the six months ended June 30, 2021 and 2020, the Company paid DWT rent in the amounts of $11,142 and $10,708, respectively

In September 2017, the Company acquired VectorVision, Inc. from David Evans. At the same time, the Company also acquired AcQviz from David Evans, which is a patented methodology for auto-calibrating and standardizing the testing light level for computer generated vision testing systems. David Evans is entitled to receive a royalty on net revenue from AcQviz. As part of the development of the CSV-2000, AcQviz was embedded in the product by Radiant Technologies, Inc. in exchange for a 3% royalty on the sales of AcQviz. Radiant Technologies is owned by Joseph Evans, the brother of David Evans. During the three months and six months ended June 30, 2021 and 2020, the Company did not incur any royalties with respect to revenues from AcQviz.

12. Segment Reporting

The Company determined its reporting units in accordance with ASC 280, “Segment Reporting”. The Company currently operates in two reportable segments: Clinical Nutrition and Diagnostics Equipment.

The Clinical Nutrition segment provides a portfolio of science-based, clinically supported nutrition, medical foods, and supplements. The Diagnostics Equipment segment includes a portfolio of medical diagnostic devices currently focused on the ocular space and contrast testing. The Company’s diagnostics equipment and accessories are used to measure visual function and certain anatomical features of the eye that detect early disease and monitor changes over time.

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

	For the Three Months Ended June 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$1,171,445	$52,275	$1,223,720

Cost of goods sold	-	639,188	26,031	665,219

Gross profit	-	532,257	26,244	558,501

Stock compensation expense	343,092	-	-	343,092

Operating expenses	2,759,319	1,938,799	57,845	4,755,963

Loss from operations	$(3,102,411)	$(1,406,542)	$(31,601)	$(4,540,554)

	For the Three Months Ended June 30, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$2,700	$1,152,894	$35,315	$1,190,909

Cost of goods sold	1,096	628,205	15,278	644,579

Gross profit	1,604	524,689	20,037	546,330

Stock compensation expense	(1,335,441)	-	-	(1,335,441)

Operating expenses	1,423,869	1,072,508	93,620	2,589,997

Loss from operations	$(86,824)	$(547,819)	$(73,583)	$(708,226)

	For the Six Months Ended June 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$1,333,588	$123,429	$1,457,017

Cost of goods sold	-	724,105	74,150	798,255

Gross profit	-	609,483	49,279	658,762

Stock compensation expense	730,707	-	-	730,707

Operating expenses	3,909,898	3,114,926	113,310	7,138,134

Loss from operations	$(4,640,605)	$(2,505,443)	$(64,031)	$(7,210,079)

	For the Six Months Ended June 30, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$6,100	$1,304,028	$126,505	$1,436,633

Cost of goods sold	2,477	695,291	55,920	753,688

Gross profit	3,623	608,737	70,585	682,945

Stock compensation expense	(831,573)	-	-	(831,573)

Operating expenses	1,004,484	3,344,411	210,070	4,558,965

Loss from operations	$(169,288)	$(2,735,674)	$(139,485)	$(3,044,447)

The following tables set forth our total assets by segment. Intersegment balances and transactions have been removed:

	As of June 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total
Current assets
Cash	$5,502,411	$-	$-	$5,502,411
Short-term investments	7,000,266	-	-	7,000,266
Inventories	-	835,643	120,616	956,259
Accounts receivable	-	1,857,952	26,830	1,884,782
Other	-	1,072,918	130,251	1,203,169
Total current assets	12,502,677	3,766,513	277,697	16,546,887

Right of use asset, net	-	304,961	34,301	339,262
Property and equipment, net	-	113,945	131,766	245,711
Intangible assets, net	-	11,850,833	-	11,850,833
Goodwill	-	11,988,050	-	11,988,050
Other	-	314,082	-	314,082

Total assets	$12,502,677	$28,338,384	$443,764	$41,284,825

	As of December 31, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total
Current assets
Cash	$8,518,732	$-	$-	$8,518,732
Inventories	-	254,879	130,093	384,972
Other	-	89,333	101,846	191,179
Total current assets	8,518,732	344,212	231,939	9,094,883

Right of use asset	-	374,447	44,143	418,590
Property and equipment, net	-	135,641	150,035	285,676
Intangible assets, net	-	50,000	-	50,000
Other	-	11,751	-	11,751

Total assets	$8,518,732	$916,051	$426,117	$9,860,900

13. Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at June 30, 2021 and December 31, 2020 with respect to any such matters.

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

Additionally, Mr. Scholtes shall be granted (i) stock options equal to 2% of the Company’s issued and outstanding shares of common stock on the date of grant if the Company achieves certain specified performance objectives established by the Board of Directors for the Company’s fiscal years ending December 31, 2021, and December 31, 2022, and (ii) additional stock options equal to either 2% or 3% of the Company’s issued and outstanding shares of common stock on the date of grant if the Company meets certain financial objectives during the first five years following January 6, 2021. If Mr. Scholtes’ employment is terminated by the Company without cause, as defined under his employment agreement, if the term expires after a notice of non-renewal is delivered by the Company, or if Mr. Scholtes’ employment is terminated following a change of control, as defined, Mr. Scholtes will be entitled to (a) twelve months’ base salary, (b) the prorated portion of the any bonus, based on actual performance, and (c) base salary and benefits accrued through the date of termination.

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the six-month period ended June 30, 2021 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “hopes” and other words of similar meaning.

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

Overview

Guardion Health Sciences, Inc., a Delaware corporation (the “Company” or “we”) is a clinical nutrition and diagnostics company that develops and distributes clinically supported nutrition, medical foods, supplements and medical devices. The Company offers a portfolio of science-based, clinically supported products and devices designed to support healthcare professionals and providers, and their patients and consumers.

We see opportunities to grow our business and create value by acquiring, developing and distributing condition-specific, clinically proven nutrition, medical foods, supplements and diagnostic devices. We see opportunities to grow our business and create value by developing and distributing condition-specific, clinically proven nutrition, medical foods, supplements and diagnostic devices. Our portfolio of science-based, clinically supported products support healthcare professionals, their patients, and consumers in achieving health goals.

The Company’s profile and focus fundamentally changed with the acquisition of Activ Nutritional, LLC in June 2021, (“Activ”), the owner and distributor of the Viactiv® line of chewable mineral supplements for bone health, immune health and other applications.

The acquisition and integration of the Viactiv line of products has changed the Company’s financial position, market profile and brand focus, and has also expanded the Company’s search for additional business opportunities in the short-term, both internal and external.

The Company believes the Viactiv acquisition adds valuable attributes, including (1) Viactiv’s brand awareness and acceptance from the consumer; (2) experienced management; (3) established distribution networks and relationships; (4) product development potential; and (5) a long track record of revenue growth and profitability.

●	Brand awareness - Viactiv was initially launched by industry leaders Mead Johnson/Johnson &Johnson approximately twenty years ago, and we believe this history, along with the product’s marketing campaigns, taste profile and receipt of consistently positive consumer reviews, have led to strong consumer awareness and acceptance.

●	Experienced management – As part of the Activ acquisition the Company appointed Craig Sheehan as the Chief Commercial Officer. Mr. Sheehan was the senior executive responsible for the Viactiv brand as a member of the executive leadership team of Adare Pharmaceuticals.

●	Established distribution – Viactiv’s products are currently marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target, CVS and Amazon.

●

Product development potential – The Viactiv brand has promising organic growth potential through expanded product development, increased marketing programs, and line extensions. Viactiv recently launched its Calcium Plus Immune product and there are other complementary products in development that the Company is considering bring to market. Track record of profitability – Viactiv generated net revenues of approximately $11,900,000 in 2020 and operating income of approximately $1,200,000 in 2020. For the three months and six months ended June 30, 2021, on a pro forma basis, Guardion’s total revenues would have been $3,137,736 and $7,273,595, respectively, and the Viactiv products would have accounted for 94% and 94%, respectively, of Guardion’s pro forma total revenues for those periods. The Company expects the acquisition of Viactiv to contribute increasing revenue and consistent operating margins and profitability, as well as a multitude of growth opportunities, to the Company.

Recent Developments

Acquisition of Activ Nutritional

On June 1, 2021, the Company completed its previously announced acquisition of Activ. The acquisition was made pursuant to an Equity Purchase Agreement dated May 18, 2021, between the Company, Adare Pharmaceuticals, Inc., (“Adare”), and Activ. . The Company acquired all of the issued and outstanding shares of Activ from Adare for $26 million in cash, subject to certain adjustments as provided in the Equity Purchase Agreement.

Activ owns the Viactiv® line of supplement chews for bone health, immune health and other applications which are currently marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target and Amazon. The Viactiv product lines will become the Company’s most prominent product lines for the foreseeable future.

The Company utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to Activ’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The fair value of the intangible assets was estimated using the income approach in which after-tax cash flows are discounted to present value by a third-party valuation firm based on projections and financial data provided by management of the Company. The cash flows are based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. The valuation assumptions take into consideration our estimates of customer attrition and revenue growth projections. The excess of the purchase price paid by the Company over the estimated fair value of identified tangible and intangible assets has been recorded as goodwill.

Appointment of CEO

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

Mr. Scholtes was granted an award of stock options equal to one percent (1%) of the issued and outstanding number of shares of the Company’s common stock (the “Stock Options”) pursuant to the Company’s 2018 Equity Incentive Plan (the “Incentive Plan”), at an exercise price equal to the closing price of the Company’s common stock on the Effective Date (152,671 shares, exercise price of $3.95 per share). One third (1/3) of the Stock Options shall vest and become exercisable the first anniversary of the Effective Date, and the balance of the Stock Options shall vest ratably in equal installments for the twenty-four (24) months thereafter, subject to continued service, and shall vest in full upon a Change in Control (as defined in the Incentive Plan). Additionally, the Company shall grant unvested shares of common stock in an amount equal to one percent (1%) of the number of shares of Company common stock issued and outstanding on the Effective Date (the “Stock Grant”) to Mr. Scholtes under the Incentive Plan (152,671 shares). The shares underlying the Stock Grant shall become vested in full on the first anniversary of the Effective Date. Additionally, Mr. Scholtes shall be granted (i) additional stock options equal to two percent (2%) of the Company’s issued and outstanding shares of common stock on the date of grant if the Company achieves certain specified written performance objectives established by the Board for the Company’s fiscal years ending December 31, 2021 and December 31, 2022 and (ii) additional stock options equal to either two percent (2%) or three percent (3%) of the Company’s issued and outstanding shares of common stock on the date of grant if the Company meets certain financial objectives during the first five years following the Effective Date.

If Mr. Scholtes’ employment is terminated by the Company without cause (as defined in his employment agreement), if the term expires after a notice of non-renewal is delivered by the Company or if Mr. Scholtes’ employment is terminated following a change of control (as defined in the Incentive Plan), Mr. Scholtes will be entitled to (a) twelve months’ base salary, (b) the prorated portion of the Bonus for the year in which the termination occurs, based on actual performance and (c) base salary and benefits accrued through the date of termination.

January and February 2021 At the Market Offerings

On January 8, 2021, the Company entered into a sales agreement with Maxim Group LLC (“Maxim”) pursuant to which the Company could sell up to $10,000,000 worth of shares of its common stock in an “at the market” offering through Maxim (the “January 2021 1st ATM Offering”). On January 15, 2021, the Company completed the January 2021 1st ATM Offering, pursuant to which the Company sold an aggregate of 2,559,834 shares of its common stock and raised gross proceeds (after deduction for sales commissions) of approximately $9,700,000.

On January 28, 2021, the Company entered into a sales agreement with Maxim pursuant to which the Company could sell up to $25,000,000 worth of shares of its common stock in an “at the market” offering through Maxim (the “January 2021 2nd ATM Offering”). On February 10, 2021, the Company completed the January 2021 2nd ATM Offering, pursuant to which the Company sold an aggregate of 5,048,840 shares of its common stock and raised gross proceeds (after deduction for sales commissions) of approximately $24,250,000.

The Company incurred costs related to these financings of approximately $327,000 which are reflected in APIC as a reduction that offsets to the proceeds for shares issued. The net cash received from both offering after all expense is approximately $33,623,000.

Warrant Exercises

From January 1, 2021 through June 30, 2021, the Company received total gross proceeds of $3,568,415 from the exercise of 1,647,691 warrants issued.

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

During the six months ended June 30, 2021, two customers accounted for approximately 44% of the Company’s sales. No other customer accounted for more than 10% of such sales in either the 2021 or 2020 six-month periods.

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

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting where the purchase consideration is allocated to the tangible and intangible assets acquired, and liabilities assumed, based on their respective fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, expected cost and time to develop in-process research and development, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability.

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

Recent Trends – Market Conditions; COVID-19

The COVID-19 pandemic has and will continue affecting economies and businesses around the world. The impacts of the pandemic could be material, but due to the evolving nature of this situation, we are not able at this time to estimate the impact on our financial or operational results. Among the factors that could impact our results are the effectiveness of COVID-19 mitigation and vaccination measures; the development of COVID-19 variants, global economic conditions; consumer spending; work from home trends; supply chain sustainability; and other factors. These factors could result in increased or decreased demand for our products and services and impact our ability to serve customers.

Plan of Operations

General Overview

The Company is focused on building a leading clinical nutrition company with the objective that it become a top performing growth company. Our team has taken the first part of 2021 to assess the business, the core fundamentals, and the market opportunity for the Company’s products and services. With the acquisition of Activ, management believes that the Company will be able to accelerate its growth and development.

Our team is focused on building a strong foundation by developing a business model and infrastructure that are designed for long-term commercial success. This process will take time, but we are taking important steps required to build a stronger company, such as the Activ acquisition. Furthermore, we successfully raised equity in two at-the-market equity financings during the first three months ended March 31, 2021, and the Company implemented a reverse stock split that enabled us to come into full compliance with Nasdaq’s continued listing rules regarding minimum bid stock price. Based on the availability of sufficient funding, the Company intends to increase its commercialization and business development activities, including engaging in further strategic acquisitions, to capitalize on growth opportunities.

Over the long-term, we believe one of the critical keys to our success will be to create value in well-differentiated and robust brands through strong clinically proven claims that address consumer needs in growing markets, both domestically and internationally. We are committed to bringing compelling products to market under meaningful and differentiated brands supported by strong science.

We are currently working on a number of initiatives required to achieve these long-term goals. These include the following:

Growth initiatives focused on increasing revenue and bringing compelling products to market under meaningful and differentiated brands that are supported by strong science.

●	Brand Strategy – Brands are an important part of our strategy, and Guardion’s team is evaluating the best ways to manage its brand portfolio. In particular, we are seeking to develop a strategy that best leverages Viactiv’s strong consumer awareness and acceptance.

●	Scientific Work – Our team continuously evaluates scientific journals and clinical evidence to improve the science behind our existing products and drive our product development process. In addition, we are working with health care professionals to increase clinical evidence on existing products.

●	Product Strategy – Our team is evaluating our current product portfolio and seeking opportunities to improve or discontinue our existing products and technologies and develop new ones. We are focused on differentiated formulations, product taste, compelling product formats, and competitive cost structures.

●	Sales Channels – Our team is evaluating opportunities to increase product commercialization through better access to sales channels. The Viactiv products enjoy established distribution through traditional retailers and third-party eCommerce retailers. Our other clinical nutrition products are sold directly to consumers via the Company’s website. By leveraging our collective experience selling in these channels, we seek to increase the distribution of our products.

●	Existing Business Lines – Our team is evaluating the Company’s non-Viactiv business lines to determine their fit in the strategic direction of the Company. As discussed elsewhere and in our Annual Report on Form 10-K for the Year Ended December 31, 2020, product development and successful commercialization can be an expensive and time-consuming process. Management wants to focus on those products and technologies that possess the greatest chance for commercial success within a reasonable period of time and a reasonable deployment of capital.

Efficiency initiatives focused on increased profitability

●	Logistics – Our team is evaluating the way our products are handled, stored and transported. We believe there could be opportunities to become more efficient and potentially reduce warehouse costs.

●	Office costs – We have moved our executive offices to Houston, Texas. We are evaluating options to decrease our costs as a result of this relocation, and the Company’s successful use of virtual management.

●	Portfolio evaluation – We are evaluating our entire product portfolio with the goal to identify efficiencies and insuring fit with the Company’s strategy.

●	Information Technology – Our team is implementing a number of information technology projects designed to increase efficiency and marketing effectiveness, and to manage risk.

Results of Operations

Through June 30, 2021, the Company has primarily been engaged in product development, commercialization, and raising capital. The Company has incurred and will continue to incur significant expenditures for the development of its products and intellectual property, which includes nutrition, medical foods, supplements and Diagnostics Equipment. These products support healthcare professionals, their patients and consumers in achieving health goals. The Company had limited revenue during the three and six months ended June 30, 2021 and 2020.

Comparison of Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
Revenue	$1,223,720	$1,190,909	$32,811	3%
Cost of goods sold	665,219	644,579	20,640	3%
Gross Profit	558,501	546,330	12,171	2%
Operating Expenses:
Research and development	16,756	44,581	(27,825)	(62)%
Sales and marketing	440,793	519,067	(78,274)	(15)%
General and administrative	2,537,826	1,712,183	825,643	48%
Acquisition transaction costs	2,103,680	-	2,103,680
Costs related to resignation of former officer	-	(1,052,223)	1,052,223
Impairment loss on equipment held for sale	-	30,948	(30,948)
Total Operating Expenses	5,099,055	1,254,556	3,844,499	306%
Loss from Operations	(4,540,554)	(708,226)	(3,832,328)	541%
Other Expense (Income):
Interest expense	-	1,790	(1,790)	(100)%
Interest income	(266)	-	(266)
Change in fair value of derivative warrants	-	(2,856)	2,856	(100)%
Net Loss	$(4,540,288)	$(707,160)	$(3,833,128)	(542)%

Revenue

For the three months ended June 30, 2021, revenue from product sales was $1,223,720 compared to $1,190,909 for the three months ended June 30, 2020, resulting in an increase of $32,811 or 3%. The relatively flat overall performance reflects a combination of improved sales of Clinical Nutrition resulting from our acquisition of Activ Nutritional, LLC, offset by a decrease in Diagnostics Equipment sales primarily due to the impact of COVID-19 office closures for many in our customer base. Activ was acquired on June 1, 2021 and contributed $1,049,803 of revenue in the one month it was part of the Company during the period ended June 30, 2021. This contribution represented 86% of the Company’s revenue during the quarter. For the three months ended June 30, 2021, on a proforma basis, the amount of revenue from Activ we would have included in our consolidated results was $2,842,177.

Cost of Goods Sold

For the three months ended June 30, 2021, cost of goods sold was $665,219 compared to $644,579 for the three months ended June 30, 2020, an increase of $20,640 or 3%. This increase is primarily driven by the addition of the Viactiv product line to our offerings.

Gross Profit

For the three months ended June 30, 2021, gross profit was $558,501 compared to $546,330 for the three months ended June 30, 2020, an increase of $12,171 or 2%, primarily as a result in the decrease in Diagnostics Equipment sales and the increase in cost of goods sold. Gross profit represented 46% of revenues in each three-month period ended June 30. Activ was acquired on June 1, 2021 and contributed $503,073 of gross profit in the one month it was part of the Company. This contribution represented 90% of the Company’s gross profit during the quarter.

Research and Development

For the three months ended June 30, 2021, research and development costs were $16,756 compared to $44,581 for the three months ended June 30, 2020, a decrease of $27,825 or 62%, primarily as a result of the timing of certain studies conducted on a periodic basis. Research and development costs primarily consist of engineering efforts related to our Diagnostics Equipment and clinical studies related to our medical foods.

Sales and Marketing

For the three months ended June 30, 2021, sales and marketing expenses were $440,793 as compared to $519,067 for the three months ended June 30, 2020, representing a decrease in sales and marketing expenses of $78,274 or 15% compared to the prior three-month period. The decrease is primarily attributable to increases in marketing and advertising of approximately $187,000 partially offset by decreases in payroll and stock compensation of approximately $233,000 which in previous years allocated to Sales and Marketing which is now in general and administrative costs and a decrease in postage costs of approximately $20,000.

General and Administrative

For the three months ended June 30, 2021, general and administrative expenses were $2,537,826 as compared to $1,712,183 for the three months ended June 30, 2020. The increase of $825,643 or 48% compared to the prior period was primarily attributable increases in stock-based compensation increased approximately $767,000 and professional fees of approximately $409,000, offset primarily by a decrease in payroll costs of approximately $268,000.

Acquisition Transaction Costs

For the three months ended June 30, 2021, acquisition transaction costs were $2,103,680 all of which relate to our acquisition of Activ. We did not have any acquisition costs in the comparable three-month period in 2020.

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

Impairment Loss on Equipment Held for Sale

During June 2020, in an effort to reduce costs, the Company began to wind down the TDSI subsidiary. The wind down was completed in the third quarter of 2020. TDSI holds a group of ultrasound machines as fixed assets. We intend to sell these machines, and therefore have reflected their value as the lower of carrying value or fair value less estimated selling costs. An impairment charge of $30,948 has been recorded in the condensed consolidated statements of operations for the three months ended June 30, 2020. No impairment charge was recorded for the three months ended June 30, 2021.

Interest Expense

For the three months ended June 30, 2021, interest expense was $0 compared to $1,790 for the three months ended June 30, 2020. In 2020 we financed the cost of various insurance policies and incurred interest expense. We did not finance the cost of the 2021 insurance policies therefore we incurred no interest in the quarter ended June 30, 2021.

Net Loss

For the three months ended June 30, 2021, the Company incurred a net loss of $4,540,288, compared to a net loss of $707,160 for the three months ended June 30, 2020. The increase in net loss of $3,833,128 or 542% compared to the prior year period is primarily attributable to the increase in costs of goods sold, general and administrative costs and acquisition transaction costs described above.

Segment Information

The following tables set forth our results of operations by segment:

The Clinical Nutrition segment’s Viactiv® line of supplement chews for bone health, immune health and other applications are currently marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target and Amazon. The Company believes the Viactiv product lines will become the Company’s most prominent product lines. Our other products in the Clinical Nutrition segment include Lumega-Z, GlaucoCetin and ImmuneSF.

The Diagnostics Equipment segment includes a portfolio of medical diagnostic devices currently focused on the ocular space and is the industry leader in contrast testing. Our products include VectorVision CSV-1000, CSV-1000HGT, CSV-2000 and associated accessories as well as the MapcatSF.

See Note 12 to the condensed consolidated financial statements for further details on our reportable segments.

	For the Three Months Ended June 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$1,171,445	$52,275	$1,223,720

Cost of goods sold	-	639,188	26,031	665,219

Gross profit	-	532,257	26,244	558,501

Stock compensation expense	343,092	-	-	343,092

Operating expenses	2,759,319	1,938,799	57,845	4,755,963

Loss from operations	$(3,102,411)	$(1,406,542)	$(31,601)	$(4,540,554)

	For the Three Months Ended June 30, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$2,700	$1,152,894	$35,315	$1,190,909

Cost of goods sold	1,096	628,205	15,278	644,579

Gross profit	1,604	524,689	20,037	546,330

Stock compensation expense	(1,335,441)	-	-	(1,335,441)

Operating expenses	1,423,869	1,072,508	93,620	2,589,997

Loss from operations	$(86,824)	$(547,819)	$(73,583)	$(708,226)

Revenue

For the three months ended June 30, 2021, revenue from our Clinical Nutrition segment was $1,171,445 compared to $1,152,894 for the three months ended June 30, 2020, an increase of $18,551 or 2%. For the three months ended June 30, 2021, revenue from our Diagnostics Equipment segment was $52,275 compared to $35,315 for the three months ended June 30, 2020, an increase of $16,960 or 48% primarily due to the sale of MapcatSF devices in first quarter of 2020.

Cost of Goods Sold

For the three months ended June 30, 2021, cost of goods sold from our Clinical Nutrition segment was $639,188 as compared to $628,205 for the three months ended June 30, 2020, an increase of $10,983 or 2%. For the three months ended June 30, 2021, cost of goods sold from our Diagnostics Equipment segment was $26,031 as compared to $15,278 for the three months ended June 30, 2020, an increase of $10,753 or 70%.

Gross Profit

For the three months ended June 30, 2021, gross profit from the Clinical Nutrition segment was $532,257 compared to $524,689 for the three months ended June 30, 2020, an increase of $7,568 or 1%. For the three months ended June 30, 2021, gross profit from the Diagnostics Equipment segment was $26,244 as compared to $20,037 for the three months ended June 30, 2020, resulting in a decrease of $6,207 or 31%. Gross profit overall represented 46% of revenues for the three months ended June 30, 2021and 46% of revenues for the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
Revenue	$1,457,017	$1,436,633	$20,384	1%
Cost of goods sold	798,255	753,688	44,567	6%
Gross Profit	658,762	682,945	(24,183)	(4)%
Operating Expenses:
Research and development	37,364	75,769	(38,405)	(51)%
Sales and marketing	898,520	1,007,913	(109,393)	(11)%
General and administrative	4,829,277	3,228,698	1,600,579	50%
Acquisition transaction costs	2,103,680	-	2,103,680
Costs related to resignation of former officer	-	(615,936)	615,936	(100)%
Impairment loss on equipment held for sale	-	30,948	(30,948)	(100)%
Total Operating Expenses	7,868,841	3,727,392	4,141,449	111%
Loss from Operations	(7,210,079)	(3,044,447)	(4,165,632)	137%
Other Expense (Income):
Interest expense	-	-	-	-%
Interest income	(266)	-	(266)
Change in fair value of derivative warrants	-	6,088	(6,088)	(100)%
Net Loss	$(7,209,813)	$(3,054,073)	$(4,155,740)	136%

Revenue

For the six months ended June 30, 2021, revenue from product sales was $1,457,017 compared to $1,436,633 for the six months ended June 30, 2020, resulting in an increase of $20,384 or 1%. The relatively flat overall performance reflects a combination of improved sales of Clinical Nutrition a direct result of our acquisition and integration of Activ partially offset by a decrease in Diagnostics Equipment sales primarily due to the impact of COVID-19 office closures for many in our customer base. For the six months ended June 30, 2021, on a proforma basis, the amount of revenue from Activ we would have included in our consolidated results was $6,582,596.

Cost of Goods Sold

For the six months ended June 30, 2021, cost of goods sold was $798,255 compared to $753,688 for the six months ended June 30, 2020, an increase of $44,567 or 6%. This increase is primarily driven by a change in product mix as the result of our acquisition and integration of Activ. During the six months ended June 30, 2021, the Company recorded an inventory write down of approximately $6,000 related to Vector Vision raw materials inventory.

Gross Profit

For the six months ended June 30, 2021, gross profit was $658,762 compared to $682,945 for the six months ended June 30, 2020, a decrease of $24,183 or 4%, primarily as a result in the decrease in Diagnostics Equipment sales and the increase in cost of goods sold resulting from the acquisition and integration of Activ. Gross profit represented 46% of revenues for the six months ended June 30, 2021, versus 48% of revenue for the six months ended June 30, 2020.

Research and Development

For the six months ended June 30, 2021, research and development costs were $37,364 compared to $75,769 for the six months ended June 30, 2020, a decrease of $38,405 or 51%, primarily as a result of the timing of certain studies conducted on a periodic basis. Research and development costs primarily consist of engineering efforts related to our Diagnostics Equipment and clinical studies related to our medical foods.

Sales and Marketing

For the six months ended June 30, 2021, sales and marketing expenses were $898,520 as compared to $1,007,913 for the six months ended June 30, 2020, representing a decrease in sales and marketing expenses of $109,393 or 11% compared to the prior six-month period.

General and Administrative

For the six months ended June 30, 2021, general and administrative expenses were $4,829,277 as compared to $3,228,698 for the six months ended June 30, 2020. The increase of $1,600,579 or 50% compared to the prior period. was primarily attributable to increases of approximately in professional fees of $178,000, an increase in stock-based compensation of $687,000, an increase in consulting fees of $303,000, an increase of $61,000 in Insurance, an increase in computer and internet costs of $64,000 partially offset by decreases of $48,000 in office expense and a decrease of $38,000 in corporate travel expenses.

Acquisition Transaction Costs

For the six months ended June 30, 2021, acquisition transaction costs were $2,103,680 all of which relate to our acquisition of Activ. We did not have any acquisition costs in the comparable six month period of 2020.

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

Impairment Loss on Equipment Held for Sale

During June 2020, in an effort to reduce costs, the Company began to wind down the TDSI subsidiary. The wind down was completed in the third quarter of 2020. TDSI holds a group of ultrasound machines as fixed assets. We intend to sell these machines, and therefore have reflected their value as the lower of carrying value or fair value less estimated selling costs. An impairment charge of $30,948 has been recorded in the condensed consolidated statements of operations for the six months ended June 30, 2020. No impairment charge was recorded for the six months ended June 30, 2021.

Interest Expense

For the six months ended June 30, 2021, interest expense was $0 compared to $3,538 for the six months ended June 30, 2020. In 2020 we financed the cost of various insurance policies and incurred interest expense. We did not finance the cost of the 2021 insurance policies therefore we incurred no interest in the six months ended June 30, 2021.

Net Loss

For the six months ended June 30, 2021, the Company incurred a net loss of $7,209,813, compared to a net loss of $3,054,073 for the three months ended June 30, 2020. The increase in net loss of $4,155,740 or 136% compared to the prior year period is primarily attributable to the increase in costs of goods sold and general and administrative costs described above.

Segment Information

The following tables set forth our results of operations by segment:

The Clinical Nutrition segment provides a portfolio of science-based, clinically supported nutrition, medical foods, and supplements. Our products include, among others, Lumega-Z, GlaucoCetin and ImmuneSF.

The Diagnostics Equipment segment includes a portfolio of medical diagnostic devices currently focused on the ocular space and is the industry leader in contrast testing. Our products include VectorVision CSV-1000, CSV-1000HGT, CSV-2000 and associated accessories as well as the MapcatSF.

See Note 12 to the condensed consolidated financial statements for further details on our reportable segments.

	For the Six Months Ended June 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$1,333,588	$123,429	$1,457,017

Cost of goods sold	-	724,105	74,150	798,255

Gross profit	-	609,483	49,279	658,762

Stock compensation expense	730,707	-	-	730,707

Operating expenses	3,909,898	3,114,926	113,310	7,138,134

Loss from operations	$(4,640,605)	$(2,505,443)	$(64,031)	$(7,210,079)

	For the Six Months Ended June 30, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$6,100	$1,304,028	$126,505	$1,436,633

Cost of goods sold	2,477	695,291	55,920	753,688

Gross profit	3,623	608,737	70,585	682,945

Stock compensation expense	(831,573)	-	-	(831,573)

Operating expenses	1,004,484	3,344,411	210,070	4,558,965

Loss from operations	$(169,288)	$(2,735,674)	$(139,485)	$(3,044,447)

Revenue

For the six months ended June 30, 2021, revenue from our Clinical Nutrition segment was $1,333,588 compared to $1,304,028 for the six months ended June 30, 2020, an increase of $29,560 or 2%. For the six months ended June 30, 2021, revenue from our Diagnostics Equipment segment was $123,429 compared to $126,505 for the six months ended June 30, 2020, a decrease of $3,076 or 2%.

Cost of Goods Sold

For the six months ended June 30, 2021, cost of goods sold from our Clinical Nutrition segment was $724,105 as compared to $695,291 for the six months ended June 30, 2020, an increase of $28,814 or 4%. The increase was primarily due to the change in product mix for the Clinical Nutrition segment resulting from our acquisition of Activ. For the six months ended June 30, 2021, cost of goods sold from our Diagnostics Equipment segment was $74,150 as compared to $55,920 for the six months ended June 30, 2020, an increase of $18,230 or 33%. This increase is primarily driven by a change in product mix in the Diagnostics Equipment business.

Gross Profit

For the three months ended June 30, 2021, gross profit from the Clinical Nutrition segment was $609,483 compared to $608,737 for the six months ended June 30, 2020, an increase of $746 or less than 1%. For the six months ended June 30, 2021, gross profit from the Diagnostics Equipment segment was $49,279 as compared to $70,585 for the six months ended June 30, 2020, resulting in a decrease of $21,306 or 30%. Gross profit overall represented 45% of revenues for the six months ended June 30, 2021, versus 48% of revenue for the six months ended June 30, 2020.

Liquidity and Capital Resources

Since its formation in 2009, the Company has devoted substantial effort and capital resources to the development and commercialization activities related to its product candidates. For the six months ended June 30, 2021, the Company incurred a net loss of $7,209,813 and used cash in operating activities of $7,285,354. At June 30, 2021, the Company had cash on hand of $5,502,411, short term investments of $7,000,266, and working capital of $14,741,926. Notwithstanding the net loss for the half quarter of 2021, management believes that its current cash balance is sufficient to fund operations for at least the next twelve months.

The Company’s financing has historically come primarily from the issuance of convertible notes, promissory notes and from the sale of common and preferred stock. The Company will continue to incur significant expenses for continued commercialization activities related to its Clinical Nutrition product lines, Diagnostics Equipment, and building its infrastructure. Development and commercialization of Clinical Nutrition products and Diagnostics Equipment involves a lengthy and complex process. Additionally, the Company’s long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines.

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

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(7,285,354)	$(4,020,731)
Net cash used in investing activities	(32,961,980)	(40,733)
Net cash provided by financing activities	37,231,013	4,549,421
Net (decrease) increase in cash	$(3,016,321)	$487,957

Operating Activities

Net cash used in operating activities was $7,285,354 during the six months ended June 30, 2021, versus $4,020,731 used during the comparable prior year period. The increase over 2020 was due primarily to transaction costs associated with our acquisition of Activ, higher legal, insurance, professional services, paid in the current three-month period.

Investing Activities

Net cash used in investing activities was $32,961,980 for the three months ended June 30, 2021 and $40,733 for the six months ended June 30, 2020. The increase was primarily to fund the Activ acquisition in June 2021. Cash was used in the prior year period for the purchase of testing equipment, furniture and fixtures. There immaterial purchases of furniture, fixtures and equipment in the quarter ended June 30, 2021.

Financing Activities

Net cash provided by financing activities was $37,231,013 for the six months ended June 30, 2021 and consisted of the sale of common stock with net proceeds of $33,662,599 and warrant exercises during the period with proceeds of $3,568,414. Net cash provided by financing activities was $4,459,421 for the six months ended June 30, 2020 and is all attributable to the exercise of warrants.

Off-Balance Sheet Arrangements

At June 30, 2021 and December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021. As of June 30, 2021, management’s assessment identified the following material weakness in the Company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during or subsequent to the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Equity Purchase Agreement, dated May 18, 2021, by and among the Company, Adare Pharmaceuticals, Inc., and Activ Nutritional, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2021)

10.2+*	Employment Agreement by and between the Company and Craig Sheehan dated June 1, 2021

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August 2021.

Signature	Title	Date

/s/ Bret Scholtes	Chief Executive Officer	August 16, 2021
Bret Scholtes	(Principal Executive Officer)

/s/ Jeffrey Benjamin	Chief Accounting Officer	August 16, 2021
(Principal Financial and Accounting Officer)

