Form 10-Q
period 2021-09-30
Guardion Health Sciences, Inc.
filed 2021-11-10
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-55723

GUARDION HEALTH SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4428421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2925 Richmond Avenue Suite 1200 Houston, Texas	77098
(Address of principal executive offices)	(Zip Code)

Telephone: 800-873-5141

(Registrant’s telephone number of principal executive offices, including area code)

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

As of November 1, 2021, there were 24,426,993 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets
Cash	$3,563,854	$8,518,732
Short-term investments	6,994,808	-
Accounts receivable, net	2,268,623	11,248
Inventories	792,633	384,972
Prepaid expenses	1,246,711	179,931

Total current assets	14,866,629	9,094,883

Property and equipment, net	269,487	285,676
Intangible assets, net	11,553,333	50,000
Goodwill	11,893,134	-
Deposits	1,282	11,751
Right of use asset, net	29,305	418,590

Total assets	$38,613,170	$9,860,900

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,182,955	$608,313
Accrued expenses	473,257	127,637
Operating lease liability – current	313,909	162,845
Payable to former officer	-	148,958
Derivative warrant liability	-	25,978

Total current liabilities	1,970,121	1,073,731

Operating lease liability – long term	-	271,903

Total liabilities	1,970,121	1,345,634

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 24,426,993 shares and 15,170,628 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	24,427	15,171
Additional paid-in capital	100,900,334	62,583,423
Accumulated deficit	(64,281,712)	(54,083,328)

Total stockholders’ equity	36,643,049	8,515,266

Total liabilities and stockholders’ equity	$38,613,170	$9,860,900

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue
Clinical nutrition	$3,109,525	$142,556	$4,443,113	$1,446,584
Diagnostics equipment	39,087	110,632	162,515	237,136
Other	-	-	-	6,100
Total revenue	3,148,612	253,188	4,605,628	1,689,820

Cost of goods sold
Clinical nutrition	1,730,318	68,956	2,454,423	764,245
Diagnostics equipment	30,268	45,157	104,417	101,077
Other	-	-	-	2,478
Total cost of goods sold	1,760,586	114,113	2,558,840	867,800

Gross profit	1,388,026	139,075	2,046,788	822,020

Operating expenses
Research and development	16,234	34,034	53,598	109,803
Sales and marketing	777,526	167,213	1,754,321	1,175,126
General and administrative	3,297,725	2,070,998	8,048,713	5,299,696
Transaction costs related to acquisition of Activ Nutritional, LLC	-	-	2,103,680	-
Impairment of right of use asset and lease deposit	280,176	-	280,176	-
Impairment loss on equipment held for sale	-	-	-	30,948
Loss on disposal of fixed assets	31,883	18,500	31,883	18,500
Costs related to resignation of former officer (including the reversal of previously recognized stock compensation expense of $965,295 during the nine months ended September 30, 2020)	-	-	-	(615,936)

Total operating expenses	4,403,545	2,290,745	12,272,371	6,018,137

Loss from operations	(3,015,518)	(2,151,670)	(10,225,583)	(5,196,117)

Other income (expense):
Interest expense	-	(3,716)	(14)	(7,254)
Interest income	682	-	948	-
Change in fair value of derivative liability	-	11,892		5,804

Total other income (expense)	682	8,176	934	(1,450)

Net loss	$(3,014,836)	$(2,143,494)	$(10,224,649)	$(5,197,567)

Net loss per common share – basic and diluted	$(0.12)	$(0.15)	$(0.44)	$(0.37)
Weighted average common shares outstanding – basic and diluted	24,426,993	14,720,087	23,413,055	14,088,395

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months and Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,170,628	$15,171	$62,583,423	$(54,083,328)	$8,515,266
Cumulative effect adjustment from the impact of adoption of ASU 2020-06 related to warrants (See Notes 2 and 9)	-	-	-	26,265	26,265
Fair value of vested stock options	-	-	205,772	-	205,772
Fair value of vested restricted stock	-	-	181,843	-	181,843
Common stock issued for cash, net of offering costs	7,608,674	7,608	33,654,989	-	33,662,597
Common stock issued upon exercise of warrants	1,647,691	1,648	3,566,767	-	3,568,415
Net loss	-	-	-	(2,669,525)	(2,669,525)
Balance at March 31, 2021	24,426,993	24,427	100,192,794	(56,726,588)	43,490,633
Fair value of vested stock options	-	-	183,452	-	183,452
Fair value of vested restricted stock	-	-	159,640	-	159,640
Net loss	-	-	-	(4,540,288)	(4,540,288)
Balance at June 30, 2021	24,426,993	24,427	100,535,886	(61,266,876)	39,293,437
Fair value of vested stock options	-	-	200,005	-	200,005
Common stock issued for services	-	-	164,443	-	164,443
Net loss	-	-		(3,014,836)	(3,014,836)
Balance at September 30, 2021	24,426,993	$24,427	$100,900,334	$(64,281,712)	$36,643,049

	Three Months and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	12,497,094	$12,497	$57,531,014	$(45,511,671)	$12,031,840
Fair value of vested stock options – officer and director	-	-	436,287	-	436,287
Fair value of vested stock options	-	-	55,281	-	55,281
Common stock issued for services	4,167	4	12,321	-	12,325
Common stock issued upon exercise of warrants	1,730,400	1,730	3,549,051	-	3,550,781
Net loss	-	-	-	(2,346,913)	(2,346,913)
Balance at March 31, 2020	14,231,661	14,231	61,583,954	(47,858,584)	13,739,601
Fair value of vested stock options – officer and director	-	-	(1,377,223)	-	(1,377,223)
Fair value of vested stock options	-	-	41,782	-	41,782
Common stock issued upon exercise of warrants	48,666	49	998,591	-	998,640
Net loss	-	-	-	(707,160)	(707,160)
Balance at June 30, 2020	14,280,327	14,280	61,247,104	(48,565,744)	12,695,640
Fair value of vested stock options	-	-	129,948	-	129,948
Common stock issued upon exercise of warrants	17,350	17	5,916	-	5,919
Net loss	-	-	-	(2,143,494)	(2,143,494)
Balance at September 30, 2020	14,297,677	$14,297	$61,382,968	$(50,709,238)	$10,688,027

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Operating Activities
Net loss	$(10,224,649)	$(5,197,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457,782	45,552
Impairment loss on equipment	-	30,948
Loss on disposal of fixed assets	31,883	-
Loss on sale of equipment	-	18,500
Impairment loss on lease termination	280,176	-
Amortization of operating lease right-of-use asset	119,579	115,037
Fair value of vested stock options	589,229	239,336
Fair value of common stock issued for services	505,926	-
Fair value of vested stock options – officer and director	-	(940,936)
Change in fair value of derivative liability	-	(5,804)
Changes in operating assets and liabilities:
(Increase)/decrease:
Accounts receivable	(457,680)	55,488
Inventories	205,401	(656,283)
Prepaid expenses	(1,017,755)	(176,861)
Increase/(decrease):
Accounts payable	260,911	506,599
Operating lease liability	(120,839)	(112,444)
Accrued expenses	440,821	7,545
Payable to former officer	(148,958)	230,208
Net cash used in operating activities	(9,078,172)	(5,840,682)

Investing Activities
Proceeds from sale of equipment	-	6,000
Purchase of property and equipment	(76,809)	(40,733)
Purchase of US Treasury Bills	(62,975,823)	-
Sale of US Treasury Bills	55,981,015	-
Cash paid for acquisition, net of cash acquired	(26,036,102)	-
Net cash used in investing activities	(33,107,719)	(34,733)

Financing Activities
Proceeds from sale of common stock, net	33,662,599	-
Proceeds from exercise of warrants	3,568,414	4,555,354
Net cash provided by financing activities	37,231,013	4,555,354

Cash:
Net decrease	(4,954,878)	(1,320,061)
Balance at beginning of period	8,518,732	11,115,502
Balance at end of period	$3,563,854	$9,795,441

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	7,254
Income taxes	$20,844	-
Non-cash financing activities:
Reclass of prepaid costs to inventory	$-	$308,178
Reclass of equipment sold from property and equipment to equipment held for sale	$-	$55,448
Adjust warrant liability for adoption of ASU 2020-06	$25,978	$-
Reclass of property and equipment to inventory	$-	$8,771

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months and Nine Months Ended September 30, 2021 and 2020

1. Organization and Business Operations

Business

Guardion Health Sciences, Inc. (the “Company”) is a clinical nutrition and diagnostics company that develops and distributes clinically supported nutrition, medical foods, supplements and medical devices. The Company offers a portfolio of science-based, clinically supported products and devices designed to support healthcare professionals and providers, and their patients and consumers. In June 2021, the Company acquired Activ Nutritional, LLC (“Activ”), the owner and distributor of the Viactiv® line of supplements for bone health and other applications (see Note 3). Prior to its acquisition of Activ, the Company was primarily engaged in research and development, product commercialization and capital raising activities.

The Company was formed in December 2009 as a California limited liability company under the name P4L Health Sciences, LLC. On September 30, 2015, the Company converted from a California limited liability company to a Delaware corporation, and changed its name from Guardion Health Sciences, LLC to Guardion Health Sciences, Inc.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2021, the Company incurred a net loss of $10,224,649 and used cash in operating activities of $9,078,172. At September 30, 2021, the Company had cash and short-term investments on hand totaling $10,558,662 and working capital of $12,896,508. Notwithstanding the net loss for the nine months ended September 30, 2021, management believes that its current cash balance is sufficient to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

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

The Company may seek to raise additional debt and/or equity capital to fund operations and strategic initiatives, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. Over time, if the Company is unable to access sufficient capital resources on a timely basis to fund its operations, the Company may be forced to reduce or discontinue some or all of its technology and product development programs and curtail operations.

COVID-19

The Company is subject to risks and uncertainties of the COVID-19 pandemic that could adversely impact our business. The Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, including curtailing employee travel and primarily working remotely. During 2020 and through September 30, 2021, sales of certain products remained flat as compared to prior comparable periods, as many professional offices were closed for long periods, or were operating with limited capacity, due to COVID-19 related orders and protocols. Management is actively focusing on supply chain matters in light of industry-wide supply chain constraints. Through September 30, 2021, the Company has not experienced negative impacts to its supply chain, however, the Company cannot make any assurances in future periods.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Activ Nutritional, LLC, VectorVision Ocular Health, Inc., NutriGuard Formulations, Inc., and Transcranial Doppler Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenues by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Clinical nutrition	$3,109,525	$142,556	$4,443,113	$1,446,584
Diagnostics equipment	39,087	110,632	162,515	237,136
Other	-	-	-	6,100
	$3,148,612	$253,188	$4,605,628	$1,689,820

The Company’s Clinical Nutrition and Diagnostics revenues earned during the three months and nine months ended September 30, 2021 and 2020 are derived primarily from retail customers in North America. During the nine months ended September 30, 2020, we had a large sale to a single Malaysian distributor in the amount of $890,000

Revenues by geographical area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$3,132,782	$156,431	$4,481,439	$668,769
Malaysia	-	-	-	890,000
Asia - other	29,584	36,661	117,633	62,450
Europe and other	(13,754)	60,096	6,556	68,601
	$3,148,612	$253,188	$4,605,628	$1,689,820

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

Investments

Short-term investments held by the Company as of September 30, 2021, consist of a U.S. Treasury Bill, which is classified as held-to-maturity. The Company’s U.S. Treasury Bill is scheduled to mature approximately 30 days from the date of purchase. Unrealized gains and losses were not material. As of September 30, 2021, the carrying value of the Company’s U.S. Treasury Bill approximates its fair value due to its short-term maturity.

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

At September 30, 2021, based on management’s assessment there was an allowance for doubtful accounts in the amount of $20,332. At December 31, 2020, based on management’s assessment there was no allowance for doubtful accounts.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At September 30, 2021, management determined there were no impairments of the Company’s property and equipment.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently be written up. For the three months and nine months ended September 30, 2021 and 2020, there were no write-downs of inventory.

Intangible Assets

Amortizable finite-lived identifiable intangible assets consist of a trade name and customer relationships acquired in the acquisition of Activ, effective June 1, 2021 (See Note 3), and are stated at cost less accumulated amortization. The trade name and customer relationships are being amortized over a period of 10 years. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. As of September 30, 2021, the Company determined there were no indicators of impairment of its intangible assets.

At September 30, 2021 and December 31, 2020, the Company had a trademark for $50,000 classified as an indefinite-lived intangible asset.

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

Concentrations

During the three months ended September 30, 2021, two customers accounted for approximately 59% of the Company’s sales. No other customer accounted for more than 10% of sales during the three months ended September 30, 2021 or 2020.

During the nine months ended September 30, 2021, two customers accounted for approximately 52% of the Company’s sales. No other customer accounted for more than 10% of sales during the nine months ended September 30, 2021 or 2020.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s Clinical Nutrition products. Research and development expenditures are expensed as incurred and totaled $16,234 and $34,034 for the three months ended September 30, 2021 and 2020, respectively, and $53,598 and $109,803 for the nine months ended September 30, 2021 and 2020, respectively.

Patent Costs

The Company is the owner of four issued domestic patents, two pending domestic patent applications and one granted patent in Canada. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs, including patent-related legal fees, filing fees and internally generated costs, are expensed as incurred. During the nine months ended September 30, 2021, and 2020, patent costs were $56,465 and $99,589, respectively, and are included in general and administrative costs in the statements of operations.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	September 30,
	2021	2020
Warrants	485,067	2,575,498
Options	1,019,762	653,195
	1,504,829	3,228,693

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value:

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

At December 31, 2020, the Company’s balance sheets included Level 2 liabilities comprised of the fair value of warrant liabilities of $25,978 (see Note 9). At September 30, 2021, the Company had no warrant liabilities.

Recent Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 will be effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024 for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021.

At December 31, 2020, the Company recorded a derivative liability of $25,978 related to 10,417 warrants issued in 2019 because the settlement provisions of the warrants contained language that the shares underlying the warrants are required to be registered. Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. ASU 2020-06 removed the requirement to consider if the warrants would be settled in registered shares, and accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $25,978 and a decrease in derivative warrant liability of $25,978 on January 1, 2021.

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

3. Acquisition of Activ Nutritional, LLC

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

The following table summarizes the allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of Activ on the date of acquisition (provisional):

Fair value of consideration:
Purchase price, as adjusted, paid in cash	$25,949,654

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:
Cash	$8,468
Accounts receivable	1,799,695
Inventories	613,063
Prepaids	49,025
Accounts payable	(313,731)
Net tangible assets	2,156,520

Trade names and trademarks	9,200,000
Customer relationships	2,700,000
Net identifiable intangible assets	11,900,000

Goodwill	11,893,134

Fair value of net assets acquired	$25,949,654

The Company consolidated Activ’s operations with the Company’s operations commencing June 1, 2021, the closing date of the transaction. Activ’s operations are included in the Company’s Clinical Nutrition segment. The amount of revenue and net income of Activ included in the Company’s consolidated statements of operations during the three months ended September 30, 2021, was $2,998,117 and $496,621. The amount of revenue and net income of Activ included in the Company’s consolidated statements of operations during the nine months ended September 30, 2021 was $4,047,920 and $727,909, respectively.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, investment banking and other professional fees) are not included as a component of consideration transferred, but were expensed as incurred. During the three months and nine months ended September 30, 2021, the Company incurred approximately $0 and $2,104,000 of acquisition-related costs, respectively, which are included as a line item in the Company’s consolidated statements of operations.

Pro Forma Information

The following unaudited pro forma condensed consolidated statement of operations for the three months and nine months ended September 30, 2021 and 2020 is presented as if the acquisition of Activ had occurred on January 1, 2020, after giving effect to certain pro forma adjustments. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had actually been consummated on January 1, 2020. These results are prepared in accordance with ASC 606.

	Unaudited Pro forma for the Three Months Ended		Unaudited Pro forma for the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$3,148,612	$3,051,161	$10,138,421	$10,571,976
Net loss	$(3,014,836)	$(2,132,023)	$(7,726,233)	$(7,296,486)
Net loss per share-basic and diluted	$(0.12)	$(0.14)	$(0.31)	$(0.53)

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

4. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$64,217	$218,307
Finished goods	728,416	166,665
	$792,633	$384,972

The Company’s inventories are stated at the lower of cost or net realizable value on a first-in, first-out (FIFO) basis.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2021	2020
Leasehold improvements	$4,898	$103,255
Testing equipment	183,483	348,124
Furniture and fixtures	129,537	197,349
Computer equipment	60,831	68,460
Computer software	50,035	-
Office equipment	1,642	9,835
	430,425	727,023
Less accumulated depreciation and amortization	(160,938)	(441,347)
	$269,487	$285,676

For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was $61,115 and $45,552, respectively.

During the nine months ended September 30, 212, the Company opted for an early termination of its San Diego, California office and warehouse lease and terminated the lease effective October 31, 2021. In connection with this early lease termination, the Company determined that certain leasehold improvements, testing equipment, furniture and fixtures, computer equipment, and office equipment would no longer be needed and recorded a loss on disposal of $31,883 related to this office and warehouse closure, which is included in the consolidated statements of operations.

6. Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2021	2020
Trade name	$9,200,000	$-
Customer relationships	2,700,000	-
Trademark	50,000	50,000
	11,950,000	50,000
Less accumulated amortization	(396,667)	-
	$11,553,333	$50,000

The trade name and customer relationship were acquired June 1, 2021 in conjunction with the acquisition of Activ (see Note 3) and are being amortized over a period of 10 years. For the three months and nine months ended September 30, 2021 and 2020, amortization expense was $297,500 and $396,667, respectively.

The expected future amortization expense for amortizable finite-lived intangible assets as of September 30, 2021 is as follows:

Total
2021 (remaining 3 months)	$347,500
2022	1,190,000
2023	1,190,000
2024	1,190,000
2025	1,190,000
Thereafter	6,445,833
Total future expected amortization expense	$11,553,333

7. Operating Leases

As of September 30, 2021, the Company leased its corporate office and a warehouse space in San Diego, California and an additional warehouse space in Ohio under two operating leases. The Company accounts for its leases under ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception, and all leases greater than 12 months result in recognition of a right-of-use asset and an operating lease liability. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Leases with the duration of less than 12 months are not recognized on the balance sheet and are expensed on a straight-line basis over the lease term.

Lease cancellation

In October 2012, the Company entered into a lease for its corporate office and warehouse located in San Diego, California. The term of the lease, as amended, had a term through July 2023. On September 22, 2021, the Company entered into an agreement with the landlord to terminate the lease for this corporate office and warehouse space effective October 31, 2021. At September 22, 2021, the Company had recorded a right of use asset of $269,706, a lease deposit of $10,470, and an operating lease liability of $282,597, respectively, related to this lease. Pursuant to the termination agreement, the Company agreed to forfeit its security deposit, and pay the landlord an early termination fee of $108,527 before October 31, 2021 and vacate the premises before October 31, 2021, in exchange for a complete release. The Company vacated the leased space on October 29, 2021. As of September 30, 2021, the Company accounted for the cancellation of the lease by writing off the right-of-use asset and the forfeited lease deposit from the consolidated balance sheet and recording a $280,176 impairment expense for the three months and nine months ended September 30, 2021. Subsequent to September 30, 2021, upon payment of the early termination fee of $108,527 in October 2021, the operating lease liability of $270,396 was cancelled in full, and a gain on lease cancellation of $161,869 was recorded.

In July, 2021 the Company entered into a month-to-month lease for its primary corporate office space located in Houston, Texas, with lease payments of approximately $1,700 per month.

During the three months and nine months ended September 30, 2021 and 2020, lease expense totaled $44,548 and $43,246, respectively, and $132,002 and $128,150, respectively.

As of December 31, 2020, the Company’s net right of use asset totaled $418,590. During the three months and nine months ended September 30, 2021, the Company recorded amortization of right-of-use asset of $79,328 and $119,578, respectively. In addition, during the three months ended September 30, 2021 we recorded an impairment of our right-of-use asset of $269,706 associated with the cancellation of the San Diego California lease described above. At September 30, 2021, the net right-of-use assets were $29,305.

As of December 31, 2020, the Company’s operating lease liabilities totaled $434,748. During the nine months ended September 30, 2021, the Company made payments of $120,839 towards the operating lease liability. As of September 30, 2021, the operating lease liabilities totaled $313,909.

As of September 30, 2021, the weighted average remaining lease terms for operating leases are 1.33 years, and the weighted average discount rate for operating lease is 3.9%.

Future minimum lease payments under the leases are as follows:

Year ending	Operating Leases

Remainder of 2021	$44,931
2022	182,249
2023	98,417
Total lease payments	325,597
Less: Imputed interest/present value discount	(11,688)
Present value of lease liabilities	313,909
Less: Current portion	(313,909)
$-

8. Payable to Former Officer

Effective June 15, 2020, Michael Favish resigned as Chief Executive Officer of the Company and also resigned from the Company’s Board of Directors. Terms of the settlement agreement between the parties included the continuation of his previous annual salary of $325,000 during the twelve months subsequent to his resignation. The $325,000 of aggregate settlement payments was recorded in costs related to resignation of former officer expense in the consolidated statements of operations during nine months ended September 30, 2020. The final payment due the former officer was made on June 15, 2021.

9. Derivative Liability

On April 9, 2019, the Company issued 10,417 warrants with an exercise price of $30.00 per share to the Company’s underwriter in connection with the Company’s initial public offering. The Company accounted for these warrants as a derivative liability in the financial statements because they were associated with the initial public offering, which was a registered offering, and the settlement provisions contained language that the shares underlying the warrants were required to be registered. The fair value of the warrants was remeasured at each reporting period, and the change in the fair value was recognized in earnings in the statements of operations. At December 31, 2020, the fair value of the derivative warrant liability was $25,978.

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

For the three months and nine months ended September 30, 2020, the change in fair value of the warrants was determined $11,892 and $5,804, respectively. There was no change in fair value of warrants during the three months and nine months ended September 30, 2021.

10. Stockholders’ Equity

Common Stock

January 2021 and February 2021 At the Market Offerings

On January 8, 2021, the Company entered into a sales agreement with Maxim Group LLC (“Maxim”) pursuant to which the Company could sell up to $10,000,000 worth of shares of the Company’s common stock in an “at the market” offering through Maxim (the “January 2021 1st ATM Offering”). The offer and sale of the shares was made pursuant to a shelf registration statement on Form S-3. The Company agreed to pay Maxim a commission equal to 3.0% of the aggregate gross proceeds from each sale of shares. On January 15, 2021, the Company completed the January 2021 1st ATM Offering, pursuant to which the Company sold an aggregate of 2,559,834 shares of its common stock and raised net proceeds (after deduction for sales commissions) of approximately $9,700,000.

On January 28, 2021, the Company entered into a sales agreement with Maxim pursuant to which the Company could sell up to $25,000,000 worth of shares of the Company’s common stock in an “at the market” offering through Maxim (the “January 2021 2nd ATM Offering”). On February 10, 2021, the Company completed the January 2021 2nd ATM Offering, pursuant to which the Company sold an aggregate of 5,048,840 shares of its common stock and raised net proceeds (after deduction for sales commissions) of approximately $24,250,000.

The Company incurred costs related to these financings of approximately $327,000 which is reflected as a reduction to the proceeds from the shares issued. The net cash received from both offerings after all expenses was approximately $33,623,000.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2020	2,132,758	$2.48	3.81
Granted	-	-	-
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	(1,647,691)	2.26	-
September 30, 2021, all exercisable	485,067	2.71	2.71

The exercise prices of warrants outstanding and exercisable as of September 30, 2021 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
160,108	$2.05
146.667	2.67
112,001	3.30
37,700	3.51
18,174	17.25
10,417	30.00
485,067

During the nine months ended September 30, 2021, investors exercised warrants into a total of 1,647,691 shares of common stock. The warrants were exercisable for an average price of $2.26 per share, which resulted in cash proceeds to the Company of $3,568,415.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2020	819,868	9.32	6.31
Granted	269,339	2.98	9.46
Forfeitures	-	-	-
Expirations	(69,445)	26.4	-
Exercised	-	-	-
September 30, 2021, outstanding	1,019,762	6.48	6.99
September 30, 2021, exercisable	597,454	8.18	5.46

The exercise prices of options outstanding and exercisable as of September 30, 2021 are as follows:

Options Outstanding (Shares)	Exercise Prices

41,667	$1.48
50,000	1.61
66,668	1.76
5,001	1.91
41,667	2.33
18,334	3.25
152,671	3.95
416,670	6.00
104,167	12.00
10,417	13.80
112,500	15.00
1,019,762

During the nine months ended September 30, 2021, the Company granted options to purchase 269,339 shares of common stock to employees and members of the Board of Directors with a grant date fair value of $652,360 using a Black-Scholes option pricing model based on the following assumptions: (i) volatility rates of 117% to 119%, (ii) discount rates of 0.38% to 1.28%, (iii) zero expected dividend yield, and (iv) expected life of 6 years. The options have an exercise price of $1.61 to $3.95 per share. 67,558 of the options will vest on the one-year anniversary of the grant date and the remaining 135,113 options will vest on monthly basis over two years. Options for 66,668 shares vest ratably over three years. As part of their annual compensation for service on the Board of Directors, each of the four non-officer directors receives annual stock option grant for 16,333 shares of the Company’s common stock on the earlier of the annual meeting of stockholders or June 30. The option shall vest and become exercisable in eight equal installments on the last day of each of the subsequent eight calendar quarter-end dates following the date of grant.

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

During the nine months ended September 30, 2021 and 2020, the Company recognized stock-compensation expense related to the fair value of vested stock options of $589,229 and $227,011 respectively, which was recorded in general and administrative expense.

As of September 30, 2021, the Company had an aggregate of 422,308 remaining unvested options outstanding, with a remaining fair value of $515,830, with a weighted average remaining life of 9.14 years. The aggregate intrinsic value of options outstanding as of September 30, 2021 was zero.

Restricted Common Stock

In January 2021, the Company granted 152,671 shares of the Company’s common stock to the Company’s Chief Executive Officer (“CEO”). The shares vest on the first anniversary of the award. If the CEO’s employment with the Company is terminated for any reason, any shares not then vested will be forfeited. Also effective in January 2021, the Company granted 41,667 shares of the Company’s common stock to a consultant for services, with 4,167 of the shares vesting immediately and the balance of 37,500 shares vesting through August 15, 2021. In the event the consultant’s service with the Company terminates, any shares not then vested will be forfeited. During the quarter ended September 30, 2021 the Company granted 50,000 shares of the Company’s common stock with vesting terms to the Company’s Chief Commercial Officer. The shares vest one third per year for three years on the anniversary of the award.

The total fair value of the 244,338 shares was determined to be $742,912 based on the price per shares of the Company’s common stock on the dates granted. The Company accounts for the share awards using the straight-line attribution or graded vesting method over the requisite service period provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date fair value of the award that is vested at that date. During the nine months ended September 30, 2021, total share-based expense recognized related to vested restricted shares totaled $505,926. At September 30, 2021, there was $226,713 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 2.75 years.

The following table summarizes restricted common stock activity for the nine months ended September 30, 2021:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2020	30,000	$1.41
Granted	202,671	3.38
Vested	(30,000)	1.41
Forfeited	-	-
Non-vested shares, September 30, 2021	202,671	3.38

11. Related Party Transactions

David Evans, Ph.D., a director and the Company’s Chief Science Officer, and his spouse, wholly own Ceatus Media Group LLC (“Ceatus”) and DWT Evans LLC (“DWT”). For the three months and nine months ended September 30, 2021 and 2020 the Company paid Ceatus $15,000 and $13,750, and $51,000 and $45,500, respectively, for services related to digital marketing for the Company. The Company’s wholly owned subsidiary, VectorVision Ocular Health, leases office and warehouse space from DWT. For the nine months ended September 30, 2021 and 2020, the Company paid DWT rent in the amounts of $16,603 and $16,114, respectively

In September 2017, the Company acquired VectorVision, Inc. from David Evans. At the same time, the Company also acquired AcQviz from David Evans, which is a patented methodology for auto-calibrating and standardizing the testing light level for computer generated vision testing systems. David Evans is entitled to receive a royalty on net revenue from AcQviz. As part of the development of the CSV-2000, AcQviz was embedded in the product by Radiant Technologies, Inc. in exchange for a 3% royalty on the sales of AcQviz. Radiant Technologies is owned by Joseph Evans, the brother of David Evans. During the three months and nine months ended September 30, 2021 and 2020, the Company did not incur any royalties with respect to revenues from AcQviz.

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

	For the Three Months Ended September 30, 2021
	Corporate	Clinical Nutrition		Diagnostics Equipment		Total

Revenue	$-		$3,109,525		$39,087		$3,148,612

Cost of goods sold	-		1,730,318		30,268		1,760,586

Gross profit		1,379,207		8,819		1,388,026

Stock compensation expense	364,448		-		-		364,448

Operating expenses	1,166,837		2,802,886		69,373		4,039,097

Loss from operations	$(1,531,285)		$(1,423,679)		$(60,554)		$(3,015,518)

	For the Three Months Ended September 30, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$142,556	$110,632	$253,188

Cost of goods sold	-	68,956	45,157	114,113

Gross profit	-	73,600	65,475	139,075

Stock compensation expense	-	-	-	-

Operating expenses	1,202,402	1,081,897	6,446	2,290,745

Loss from operations	$(1,202,402)	$(1,008,296)	$59,028	$(2,151,670)

	For the Nine Months Ended September 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$4,443,112	$162,516	$4,605,628

Cost of goods sold	-	2,454,402	104,418	2,558,819

Gross profit	-	1,988,711	58,098	2,046,809

Stock compensation expense	1,095,155	-	-	1,095,155

Operating expenses	5,076,756	5,917,798	182,683	11,177,237

Loss from operations	$(6,171,911)	$(3,929,088)	$(124,585)	$(10,225,583)

	For the Nine Months Ended September 30, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$6,100	$1,446,584	$237,136	$1,689,820

Cost of goods sold	2,477	764,246	101,077	867,800

Gross profit	3,623	682,338	136,059	822,020

Stock compensation expense	-	-	-	-

Operating expenses	2,655,107	3,146,514	216,516	6,018,137

Loss from operations	$(2,651,484)	$(2,464,176)	$(80,457)	$(5,196,117)

The following tables set forth our total assets by segment. Intersegment balances and transactions have been removed:

	As of September 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Current assets
Cash	$3,563,854	$-	$-	$3,563,854
Short-term investments	6,994,808	-	-	6,994,808
Inventories	-	680,767	111,866	792,633
Accounts receivable	-	2,253,370	15,253	2,268,623
Other	-	1,205,332	41,378	1,246,710
Total current assets	10,558,662	4,139,469	168,498	14,866,629

Right of use asset, net	-	-	29,305	29,305
Property and equipment, net	-	130,274	139,213	269,487
Intangible assets, net	-	11,553,333	-	11,553,333
Goodwill	-	11,893,134	-	11,893,134
Other	-	1,281	-	1,281

Total assets	$10,558,662	$27,717,492	$337,016	$38,613,170

	As of December 31, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total
Current assets
Cash	$8,518,732	$-	$-	$8,518,732
Inventories	-	254,879	130,093	384,972
Other	-	89,333	101,846	191,179
Total current assets	8,518,732	344,212	231,939	9,094,883

Right of use asset	-	374,447	44,143	418,590
Property and equipment, net	-	135,641	150,035	285,676
Intangible assets, net	-	50,000	-	50,000
Other	-	11,751	-	11,751

Total assets	$8,518,732	$916,051	$426,217	$9,860,900

13. Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at September 30, 2021 and December 31, 2020 with respect to any such matters.

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

On September 22, 2021, Guardion Health Sciences, Inc. (the “Company”) entered into a Lease Termination Agreement (the “Agreement”) with Cal-Sorrento, Ltd. (“Cal-Sorrento”) pursuant to which, effective as of October 31, 2021 (the “Termination Date”), the Industrial Lease (the “Lease”) originally dated October 24, 2012, as amended, by and between the Company and Cal-Sorrento with respect to leased premises located at 15150 Avenue of Science, Suite 200, San Diego, California 92128, shall terminate. Pursuant to the Agreement and in consideration for the early termination of the Lease, (i) the Company shall forfeit the security deposit paid to Cal-Sorrento, (ii) the Company shall pay Cal-Sorrento an early termination fee of $108,527, and (iii) the Company shall vacate the premises on or before October 31, 2021. Effective upon the Termination Date and provided that the Company has satisfied all of its obligations pursuant to the Agreement, each of the Company and Cal-Sorrento shall release each other and their respective agents, employees, partners, officers, directors, stockholders and members from all obligations under the Lease.

See Note 11 regarding office and warehouse lease obligation of VectorVision Ocular Health to DWT, a related party. For the nine months ended September 30, 2021 and 2020, the Company paid DWT rent in the amounts of $16,603 and $16,114, respectively

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements, except as described below.

Effective October 2021 the Company completed the termination of its San Diego office and warehouse space as described above in footnote 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three month and nine month periods ended September 30, 2021 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs, plans or intentions regarding our product development and commercialization efforts, research and development efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “hopes” and other words of similar meaning.

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

Presentation of Information

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc., and its affiliates unless the context requires otherwise. The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes for the year ended December 31, 2020, which are set forth in the Company’s December 31, 2020 Annual Report on Form 10-K and filed with the SEC. All dollar amounts refer to U.S. dollars unless otherwise indicated.

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

The Company’s profile and focus fundamentally changed with the acquisition of Activ Nutritional, LLC (“Activ”) in June 2021, the owner and distributor of the Viactiv® line of supplements for bone health, immune health and other applications.

The acquisition and integration of the Viactiv line of products has changed the Company’s financial position, market profile and brand focus, and has also expanded the Company’s search for additional business opportunities in the short-term, both internal and external.

The Company believes the Activ acquisition adds valuable attributes, including (1) Viactiv’s brand awareness and acceptance from the consumer; (2) experienced management; (3) established distribution networks and relationships; (4) product development potential; and (5) a long track record of revenue growth and profitability. .

●	Brand awareness - Viactiv was initially launched by industry leaders Mead Johnson/Johnson &Johnson approximately twenty years ago, and we believe this history, along with the product’s marketing campaigns, taste profile and receipt of consistently positive consumer reviews, have led to strong consumer awareness and acceptance.

●	Experienced management – As part of the Activ acquisition the Company appointed Craig Sheehan as the Chief Commercial Officer. Mr. Sheehan was the senior executive responsible for the Viactiv brand as a member of the executive leadership team of Adare Pharmaceuticals

●	Established distribution – Viactiv’s products are currently marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target, CVS and Amazon.

●	Track record of profitability – Viactiv generated net revenues of approximately $11,900,000 in 2020 and operating income of approximately $1,200,000 in 2020. For the nine months ended September 30, 2021, on a pro forma basis, Guardion’s total revenues would have been $10,138,421 and the Viactiv products would have accounted for 94% of Guardion’s pro forma total revenues for the period. The Company expects the acquisition of Viactiv to contribute increasing revenue and consistent operating margins and profitability, as well as a multitude of growth opportunities, to the Company.

Recent Developments

Acquisition of Activ Nutritional

On June 1, 2021, the Company completed its acquisition of Activ. The acquisition was made pursuant to an Equity Purchase Agreement dated May 18, 2021, between the Company, Adare Pharmaceuticals, Inc., (“Adare”), and Activ. The Company acquired all of the issued and outstanding equity of Activ from Adare for $26 million in cash, subject to certain adjustments as provided in the Equity Purchase Agreement.

Activ owns the Viactiv® line of supplement chews for bone health, immune health and other applications which are currently marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target and Amazon. The Viactiv product lines will be the Company’s most prominent product lines for the foreseeable future.

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

Warrant Exercises

During the nine months ended September 30, 2021, investors exercised a total of 1,647,691 warrants for 1,647,691 shares of common stock. The warrants were exercisable for an average price of $2.26 per share, which resulted in cash proceeds to the Company of $3,568,415.

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

During the nine months ended September 30, 2021, two customers accounted for approximately 54% of the Company’s sales. No other customer accounted for more than 10% of sales during the period.

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

Recent Trends – Market Conditions; COVID-19

The COVID-19 pandemic has and will continue affecting economies and businesses around the world. The impacts of the pandemic could be material, but due to the evolving nature of this situation, we are not able at this time to estimate the impact on our financial or operational results. Among the factors that could impact our results are the effectiveness of COVID-19 mitigation and vaccination measures; the development of COVID-19 variants, global economic conditions; consumer spending; work from home trends; supply chain sustainability; and other factors. Management is actively focusing on supply chain matters in light of industry-wide supply chain constraints. Through September 30, 2021, the Company has not experienced negative impacts to its supply chain, however, the Company cannot make any assurances in future periods.

Plan of Operations

General Overview

The Company is focused on building a leading clinical nutrition company with the objective that it become a top performing growth company. Our team continues to assess the business, the core fundamentals, and the market opportunity for the Company’s products and services. With the acquisition of Activ, management believes that the Company will be able to accelerate its growth and development.

Our team is focused on building a strong foundation by developing a business model and infrastructure that are designed for long-term commercial success. This process will take time, but we are taking important steps required to build a stronger company, as evidenced by the Activ acquisition. Furthermore, we successfully raised equity in two at-the-market equity financings during the first three months ended March 31, 2021, and the Company implemented a reverse stock split that enabled us to come into full compliance with Nasdaq’s continued listing rules regarding minimum bid stock price. Based on the availability of sufficient funding, the Company intends to increase its commercialization and business development activities, including engaging in new product development and further strategic acquisitions, to capitalize on growth opportunities.

Over the long-term, we believe one of the critical keys to our success will be to create value in well-differentiated and robust brands through strong clinically proven claims that address consumer needs in growing markets, both domestically and internationally. We are committed to bringing compelling products to market under meaningful and differentiated brands supported by strong science.

We are currently working on a number of initiatives that we believe will help achieve these long-term goals. These include the initiatives described below.

Growth initiatives focused on increasing revenue and bringing compelling products to market under meaningful and differentiated brands that are supported by strong science.

●	Brand Strategy – Brands are an important part of our strategy, and Guardion’s team is evaluating the best ways to manage its brand portfolio. In particular, we are seeking to develop a strategy that best leverages Viactiv’s strong consumer awareness and acceptance.

●	Scientific Work – Our team continuously evaluates scientific journals and clinical evidence to improve the science behind our existing products and drive our product development process. In addition, we are working with health care professionals to increase clinical evidence on existing products.

●	Product Strategy – Our team is evaluating our current product portfolio and seeking opportunities to improve or discontinue certain of our existing products and technologies and develop new ones. We are focused on differentiated formulations, product taste, compelling product formats, and competitive cost structures.

●	Sales Channels – Our team is evaluating opportunities to increase product commercialization through better access to sales channels. The Viactiv products enjoy established distribution through traditional retailers and third-party eCommerce retailers. Our other clinical nutrition products are sold directly to consumers via the Company’s website. By leveraging our collective experience selling in these channels, we seek to increase the distribution of our products.

●	Existing Business Lines – Our team is evaluating the Company’s non-Viactiv business lines to determine their fit in the strategic direction of the Company. As discussed elsewhere and in our Annual Report on Form 10-K for the year Ended December 31, 2020, product development and successful commercialization can be an expensive and time-consuming process. Management intends to focus on those products and technologies that possess the greatest chance for commercial success within a reasonable period of time and with a reasonable deployment of capital.

Efficiency initiatives focused on increased profitability

●	Logistics – Our team is evaluating the way our products are handled, stored and transported. We believe there could be opportunities to become more efficient and potentially reduce certain costs.

●	Office costs – We have moved our executive offices to Houston, Texas. We are evaluating options to decrease our costs as a result of this relocation, and the Company’s successful use of virtual management.

●	Portfolio evaluation – We are evaluating our entire product portfolio with the goal to identify efficiencies and insuring fit with the Company’s strategy.

●	Information Technology – Our team is evaluating a number of information technology projects designed to increase efficiency and marketing effectiveness, and to manage risk.

As we execute on the initiatives described above, management will consider a number of potential actions, including:

●	Improve communications channels
●	Complete and implement the results of business unit and product evaluation
●	New product development and product launches
●	Cost reduction activities and optimizing internal processes
●	Ramp up of commercial activities and improved commercial systems
●	Expansion of products across brands
●	Potential acquisitions

Results of Operations

Through September 30, 2021, the Company has primarily been engaged in product development, commercialization, integration of Activ and raising capital. The Company has incurred and will continue to incur significant expenditures for the development of its products and intellectual property, which includes nutrition, medical foods, supplements and diagnostics equipment. These products support healthcare professionals, their patients and consumers in achieving health goals. With the successful integration and first full quarter with the addition and results of Activ, we have started to realize a significant growth in our gross revenue.

These results of operations are not comparable to prior periods as we have significantly increased our gross revenues and cost of goods sold with our acquisition and successful integration of Activ

Comparison of Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
Revenue	$3,148,612	$253,188	$2,895,424	1,144%
Cost of goods sold	1,760,586	114,113	1,646,473	1,443%
Gross Profit	1,388,026	139,075	1,248,951	898%
Operating Expenses:
Research and development	16,234	34,034	(17,800)	(52)%
Sales and marketing	777,526	167,213	610,313	365%
General and administrative	3,297,725	2,070,998	1,226,727	59%
Loss on disposal of fixed assets	31,883	18,500	13,383	72%
Impairment loss on lease termination	280,176	-	280,176
Total Operating Expenses	4,403,545	2,290,745	2,112,800	92%
Loss from Operations	(3,015,518)	(2,151,670)	(863,848)	40%
Other Expense (Income):
Interest expense	-	3,716	(3,716)	(100)%
Interest income	(682)	-	(682)
Change in fair value of derivative warrants	-	(11,892)	11,892	%
Net Loss	$(3,014,836)	$(2,143,494)	$(871,342)	(41)%

Revenue

For the three months ended September 30, 2021, revenue from product sales was $3,148,612 compared to $253,188 for the three months ended September 30, 2020, resulting in an increase of $2,895,424 or 1,144%. This increase is primarily driven by the $2,998,117 million of revenue generated during the quarter by our Viactiv product line.

Cost of Goods Sold

For the three months ended September 30, 2021, cost of goods sold was $1,760,586 compared to $114,113 for the three months ended September 30, 2020, an increase of $1,646,473 or 1,443%. This increase is primarily driven by the $1,608,895 cost of sales related to our Viactiv product line.

Gross Profit

For the three months ended September 30, 2021, gross profit was $1,388,026 compared to $139,075 for the three months ended September 30, 2020, an increase of $1,248,951 or 898%, primarily as a result of the addition of the $1,389,222 gross profit generated by sales of our Viactiv products.

Research and Development

For the three months ended September 30, 2021, research and development costs were $16,234 compared to $34,034 for the three months ended September 30, 2020, a decrease of $17,800 or 52%, primarily as a result of the timing of certain studies conducted on a periodic basis. Research and development costs primarily consist of engineering efforts related to our diagnostics equipment and clinical studies related to our medical foods.

Sales and Marketing

For the three months ended September 30, 2021, sales and marketing expenses were $777,526 as compared to $167,213 for the three months ended September 30, 2020, representing a increase in sales and marketing expenses of $610,313 or 365% compared to the prior year three-month period. The increase is primarily attributable to increases in marketing and advertising of approximately $280,000 related to the addition of our Viactiv line or products and approximately $200,000 increase in marketing programs related to our other product lines, coupled with an approximately $100,000 credits received in the prior year’s quarter due to Covid -19 related cancellations of trade shows.

General and Administrative

For the three months ended September 30, 2021, general and administrative expenses were $3,297,725 as compared to $2,070,998 for the three months ended September 30, 2020. The increase of $1,226,727 or 59% compared to the prior period was primarily attributable to increases in stock-based compensation of approximately $251,000, general and administrative costs associated with Activ of approximately $585,000, an increase in professional fees of approximately $177,000, and an increase in directors and officers insurance premiums of approximately $161,000.

Loss on Disposal of Fixed Assets

For the three months ended September 30, 2021, loss on disposal of fixed assets was $31,883 as compared to $18,500 for the three months ended September 30, 2020. The increase of $13,383 or 72% compared to the prior period. The current quarter losses are attributable to the termination of our headquarters lease and disposal of related fixed assets.

Impairment Loss on Lease Termination

For the three months ended September 30, 2021, impairment loss on lease termination was $280,176 compared to $0 for the three months ended September 30, 2020. During the third quarter of 2021, we terminated our corporate office and warehouse lease in San Diego, California and recorded a loss on lease termination. There was no comparable charge in the prior period.

Interest Expense

For the three months ended September 30, 2021, interest expense was $0 compared to $3,716 for the three months ended September 30, 2020. In the nine months ended September 30, 2020 we financed the cost of various insurance policies and incurred interest expense. We did not finance the cost of the 2021 insurance policies therefore we incurred no interest in the quarter ended September 30, 2021.

Net Loss

For the three months ended September 30, 2021, the Company incurred a net loss of $3,014,836, compared to a net loss of $2,143,494 for the three months ended September 30, 2020. The increase in net loss of $871,342 or 41% compared to the prior year period is primarily attributable to the increase in costs of goods sold, general and administrative costs described above.

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

See Note 12 to the condensed consolidated financial statements for further details on our reportable segments.

	For the Three Months Ended September 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$3,109,525	$39,087	$3,148,612

Cost of goods sold	-	1,730,318	30,268	1,760,586

Gross profit	-	1,379,207	8,819	1,388,026

Stock compensation expense	364,448	-	-	364,448

Operating expenses	1,166,837	2,802,886	69,373	4,039,097

Loss from operations	$(1,531,285)	$(1,423,679)	$(60,554)	$(3,015,518)

	For the Three Months Ended September 30, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$142,556	$110,632	$253,188

Cost of goods sold	-	68,956	45,157	114,113

Gross profit	-	73,600	65,475	139,075

Stock compensation expense		-	-	-

Operating expenses	1,202,402	1,081,897	6,446	2,290,745

Loss from operations	$(1,202,402)	$(1,008,296)	$59,028	$(2,151,670)

Revenue

For the three months ended September 30, 2021, revenue from our Clinical Nutrition segment was $3,109,525 compared to $142,556 for the three months ended September 30, 2020, an increase of $2,966,969 or 2,081% and is attributable to the sales resulting from the integration of the Activ acquisition on June 1, 2021. For the three months ended September 30, 2021, revenue from our Diagnostics Equipment segment was $39,087 compared to $110,632 for the three months ended September 30, 2020, a decrease of $71,545 or 65% primarily due to the sale of MapcatSF devices in the first quarter of 2020.

Cost of Goods Sold

For the three months ended September 30, 2021, cost of goods sold from our Clinical Nutrition segment was $1,730,318 as compared to $68,956 for the three months ended September 30, 2020, an increase of $1,661,362 or 2,409% attributable to increased expenses resulting from our integration of the Activ acquisition on June 1, 2021. For the three months ended September 30, 2021, cost of goods sold from our Diagnostics Equipment segment was $30,268 as compared to $65,475 for the three months ended September 30, 2020, a decrease of $38,688 or 56%.

Gross Profit

For the three months ended September 30, 2021, gross profit from the Clinical Nutrition segment was $1,379,207 compared to $73,600 for the three months ended September 30, 2020, an increase of $1,305,607 or 1,774% and is attributable to increased profits from sales following our integration of the Activ acquisition on June 1, 2021. For the three months ended September 30, 2021, gross profit from the Diagnostics Equipment segment was $8,819 as compared to $65,475 for the three months ended September 30, 2020, resulting in a decrease of $64,78 or 88%. Gross profit overall represented 44% of revenues for the three months ended September 30, 2021, and 55% of revenues for the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
Revenue	$4,605,628	$1,689,820	$2,915,808	173%
Cost of goods sold	2,558,840	867,800	1,691,040	195%
Gross Profit	2,046,788	822,020	1,224,768	149%
Operating Expenses:
Research and development	53,598	109,803	(56,205)	(51)%
Sales and marketing	1,754,321	1,175,126	579,195	49%
General and administrative	8,048,713	5,299,696	2,749,017	52%
Acquisition transaction costs	2,103,680	-	2,103,680
Costs related to resignation of former officer	-	(615,936)	615,936	(100)%
Impairment loss on equipment	-	30,948	(30,948)	(100)%
Loss on sale of equipment	31,883	18,500	13,383	72%
Impairment loss on equipment held for sale	280,176	30,948	249,228	805%
Total Operating Expenses	12,272,371	6,018,137	6,254,234	104%
Loss from Operations	(10,225,583)	(5,196,117)	(5,029,466)	97%
Other Expense (Income):
Interest expense	14	7,254	7,240	(100)%
Interest income	(948)	-	(948)
Change in fair value of derivative warrants	-	(5,804)	5,804	(100)%
Net Loss	$(10,224,649)	$(5,197,567)	$(5,027,082)	97%

Revenue

For the nine months ended September 30, 2021, revenue from product sales was $4,605,628 compared to $1,689,820 for the nine months ended September 30, 2020, resulting in an increase of $2,915,808 or 173%. We added approximately $4,047,000 revenue from product sales attributable to the integration of our acquisition of Viactiv on June 1, 2021. This increase is partially offset by an initial sale to a Malaysian distributor in the prior nine month period in 2020 of approximately $890,000.

Cost of Goods Sold

For the nine months ended September 30, 2021, cost of goods sold was 195%. This increase is primarily driven by a change in product mix as the result of our acquisition and integration of Activ.

Gross Profit

For the nine months ended September 30, 2021, gross profit was $2,046,788 compared to $822,020 for the nine months ended September 30, 2020, an increase of $1,224,768 or 149%, primarily as a result in the increase in Diagnostics Equipment sales and the increase in cost of goods sold resulting from the acquisition and integration of Activ. Gross profit was 44% of revenues for the nine months ended September 30, 2021, versus 49% of revenue for the nine months ended September 30, 2020.

Research and Development

For the nine months ended September 30, 2021, research and development costs were $53,598 compared to $109,803 for the nine months ended September 30, 2020, a decrease of $56,205 or 51%, primarily as a result of the timing of certain studies conducted on a periodic basis. Research and development costs primarily consist of engineering efforts related to our Diagnostics Equipment and clinical studies related to our medical foods.

Sales and Marketing

For the nine months ended September 30, 2021, sales and marketing expenses were $1,754,321 as compared to $1,175,126 for the nine months ended September 30, 2020, representing an increase in sales and marketing expenses of $579,195 or 49% compared to the prior nine-month period ended September 30, 2020.

General and Administrative

For the nine months ended September 30, 2021, general and administrative expenses were $8,048,713 as compared to $5,299,696 for the nine months ended September 30, 2020. The increase of $2,749,017 or 52% compared to the prior period is primarily attributable to increases in professional fees of approximately $1,100,000, general and administrative costs attributable to the addition of Activ of approximately $779,000 and an increase in stock-based compensation of approximately $938,000.

Acquisition Transaction Costs

For the nine months ended September 30, 2021, acquisition transaction costs were $2,103,680 all of which relate to our acquisition of Activ. We did not have any acquisition costs in the comparable nine month period of 2020.

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

In connection with his separation, the expiration date of Mr. Favish’s vested stock options was extended for twelve months from September 15, 2020. In accordance with ASC 718, the extension of the exercise period for the vested options constitutes a modification of the original option agreement. In accounting for the modification, the Company calculated the fair value of the vested options immediately before modification using current valuation inputs including the Company’s closing stock price of $0.49 on September 15, 2020, a volatility metric of 142%, and a risk-free interest rate of 0.22%. The Company also calculated the fair value of the vested options immediately following the modification using the extended 12-month exercise period. An incremental stock compensation charge of $24,359 was recorded in costs related to resignation of former officer.

Mr. Favish’s unvested options at the time of his separation were forfeited. All compensation from prior periods related to these unvested options was reversed, resulting in an adjustment to stock compensation expense during the nine months ended September 30, 2020, of $(615,936) that was recorded in costs related to resignation of former officer.

Impairment Loss on Equipment Held for Sale

During June 2020, in an effort to reduce costs amd focus management’s attention on other aspects of our business, the Company began to wind down the Transcranial Doppler business. The wind down was completed in the third quarter of 2020. The business held a group of ultrasound machines as fixed assets. We sold the machines in the year ended December 31, 2020. An impairment charge of $30,948 has been recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

Loss on Disposal of Fixed Assets

For the nine months ended September 30, 2021, loss on disposal of fixed assets was $31,883 as compared to $18,500 for the nine months ended September 30, 2020. The increase of $13,383 or 72% compared to the prior period. The current year losses are attributable to the termination of our headquarters lease and disposal of related fixed assets.

Impairment Loss on Lease Termination

For the nine months ended September 30, 2021, impairment loss on lease termination was $280,176 compared to $0 for the nine months ended September 30, 2020. During the third quarter of 2021, we terminated our corporate office and warehouse lease in San Diego, California and recorded a loss on lease termination. There was no comparable charge in the prior period.

Interest Expense

For the nine months ended September 30, 2021, interest expense was $14 compared to $7,254 for the nine months ended September 30, 2020. In 2020 we financed the cost of various insurance policies and incurred interest expense. We did not finance the cost of the 2021 insurance policies therefore we incurred no interest in the nine months ended September 30, 2021.

Change in Fair Value of Derivative Warrants

For the nine months ended September 30, 2021, change in the fair value of derivative warrants was $0 compared to $(5,804) for the nine months ended September 30, 2020. There was no derivative liability as of January 1, 2021.

Net Loss

For the nine months ended September 30, 2021, the Company incurred a net loss of $10,224,649, compared to a net loss of $5,197,567 for the nine months ended September 30, 2020. The increase in net loss of $5,027,082 or 98% compared to the prior year period is primarily attributable to the increase in costs of goods sold and general and administrative costs and the transaction expenses described above.

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

See Note 12 to the condensed consolidated financial statements for further details on our reportable segments.

	For the Nine Months Ended September 30, 2021
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$-	$4,443,112	$162,516	$4,605,628

Cost of goods sold	-	2,454,423	104,417	2,558,840

Gross profit	-	1,988,689	58,098	2,046,788

Stock compensation expense	1,095,155	-	-	1,095,155

Operating expenses	5,076,756	5,917,798	182,683	11,177,237

Loss from operations	$(6,171,911)	$(3,929,088)	$(124,585)	$(10,225,583)

	For the Nine Months Ended September 30, 2020
	Corporate	Clinical Nutrition	Diagnostics Equipment	Total

Revenue	$6,100	$1,446,584	$237,136	$1,689,820

Cost of goods sold	2,477	764,246	101,077	867,800

Gross profit	3,623	682,338	136,059	822,020

Stock compensation expense

Operating expenses	2,655,107	3,146,514	216,516	6,018,137

Loss from operations	$(2,651,484)	$(2,464,176)	$(80,457)	$(5,196,117)

Revenue

For the nine months ended September 30, 2021, revenue from our Clinical Nutrition segment was $4,443,112 compared to $1,446,584 for the nine months ended September 30, 2020, an increase of $2,996,528 or 207%. For the nine months ended September 30, 2021, revenue from our Diagnostics Equipment segment was $162,516 compared to $237,136 for the nine months ended September 30, 2020, a decrease of $74,620 or 31%.

Cost of Goods Sold

For the nine months ended September 30, 2021, cost of goods sold from our Clinical Nutrition segment was 2,454,423, an increase of 221%. The increase was primarily attributable to the change in product mix for the Clinical Nutrition segment which resulted from our acquisition of Activ. For the nine months ended September 30, 2021, cost of goods sold from our Diagnostics Equipment segment was $104,418 as compared to $101,077 for the nine months ended September 30, 2020, an increase of $3,341 or 3%. This increase is primarily driven by a change in product mix in the Diagnostics Equipment business.

Gross Profit

For the nine months ended September 30, 2021, gross profit from the Clinical Nutrition segment was $1,988,689 compared to $682,338 for the nine months ended September 30, 2020, an increase of $1,306,341 or 191%. For the nine months ended September 30, 2021, gross profit from the Diagnostics Equipment segment was $58,098 as compared to $136,059 for the nine months ended September 30, 2020, resulting in a decrease of $77,961 or 57%. Gross profit overall represented 44% of revenues for the nine months ended September 30, 2021, versus 49% of revenue for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since its formation in 2009, the Company has devoted substantial effort and capital resources to the development and commercialization activities related to its product candidates. For the nine months ended September 30, 2021, the Company incurred a net loss of $10,224,649 and used cash in operating activities of $9,078,172. At September 30, 2021, the Company had cash on hand of $3,563,854, short term investments of $6,994,808, and working capital of $12,896,508. Notwithstanding the net loss for the first nine months of 2021, management believes that its current cash balance is sufficient to fund operations for at least the next twelve months.

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

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(9,078,172)	$(5,840,682)
Net cash used in investing activities	(33,107,719)	(34,733)
Net cash provided by financing activities	37,231,013	4,555,354
Net decrease in cash	$(4,954,878)	$(1,320,061)

Operating Activities

Net cash used in operating activities was $9,078,172 during the nine months ended September 30, 2021, versus $5,840,682 used during the comparable prior year period. The increase over 2020 was due primarily to transaction costs associated with our acquisition of Activ, primarily higher legal, insurance, professional services, paid in the current three-month period.

Investing Activities

Net cash used in investing activities was $33,107,719 for the nine months ended September 30, 2021 and $34,733 for the nine months ended September 30, 2020. The increase was primarily to fund the Activ acquisition in June 2021. Cash was used in the prior year period for the purchase of testing equipment, furniture and fixtures. Purchases of furniture, fixtures and equipment for the nine months ended September 30, 2021 totaled $76,809.

Financing Activities

Net cash provided by financing activities was $37,231,013 for the nine months ended September 30, 2021 and consisted of the sale of common stock with net proceeds of $33,662,599 and warrant exercises during the period with proceeds of $3,568,414. Net cash provided by financing activities was $4,555,354 for the nine months ended September 30, 2020 and is all attributable to the exercise of warrants.

Off-Balance Sheet Arrangements

At September 30, 2021 and December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. As of September 30, 2021, management’s assessment identified the following material weakness in the Company’s internal control over financial reporting:

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

While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness through the redistribution of job responsibilities, by hiring additional senior accounting staff, and through the design and implementation of additional internal controls in order to promote adequate segregation of duties. We expect to complete the remediation in 2021 in conjunction with the process of developing our various business processes. We expect to incur additional costs to remediate this weakness, primarily personnel costs.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during or subsequent to the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	10.1 Lease Termination Agreement by and between the Company and Cal-Sorrento, Ltd. dated September 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November 2021.

Signature	Title	Date

/s/ Bret Scholtes	Chief Executive Officer	November 10, 2021
Bret Scholtes	(Principal Executive Officer)

/s/ Jeffrey Benjamin	Chief Accounting Officer	November 10, 2021
Jeffrey Benjamin	(Principal Financial and Accounting Officer)

