Form 10-Q
period 2022-03-31
Guardion Health Sciences, Inc.
filed 2022-05-12
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GHSI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2022, there were 61,426,993 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs, plans or intentions regarding our product development and commercialization efforts, research and development efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “hopes” and other words of similar meaning.

Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below. Readers are urged to read the risk factors set forth in our recent filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in other documents we file with the SEC from time to time.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. Given these risks and uncertainties, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this Quarterly Report on Form 10-Q. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$4,832,469	$4,093,927
Short-term investments	11,997,143	4,995,623
Accounts receivable, net	2,198,394	1,411,567
Inventories	822,328	367,691
Prepaid expenses	717,629	1,200,376

Total current assets	20,567,963	12,069,184

Property and equipment, net	94,232	111,378
Intangible assets, net	10,958,333	11,255,833
Operating lease right-of-use asset, net	-	24,257

Total assets	$31,620,528	$23,460,652

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,146,369	$241,347
Accrued expenses	659,401	895,477
Operating lease liability - current	20,638	22,221

Total current liabilities	1,826,408	1,159,045

Operating lease liability – long term	-	3,807

Total liabilities	1,826,408	1,162,852

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 61,426,993 shares and 24,426,993 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	61,427	24,427
Additional paid-in capital	111,153,252	101,075,445
Accumulated deficit	(81,420,559)	(78,802,072)

Total stockholders’ equity	29,794,120	22,297,800

Total liabilities and stockholders’ equity	$31,620,528	$23,460,652

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue
Clinical nutrition	$2,365,900	$162,143
Diagnostics equipment	18,719	71,154
Total revenue	2,384,619	233,297

Cost of goods sold
Clinical nutrition	1,288,162	84,917
Diagnostics equipment	-	48,098
Total cost of goods sold	1,288,162	133,015

Gross profit	1,096,457	100,282

Operating expenses

Sales and marketing	668,645	457,727
General and administrative	3,016,912	2,291,472
Research and development	6,691	20,608
Impairment of right of use asset	24,257	-
		-
Total operating expenses	3,716,505	2,769,807

Loss from operations	(2,620,048)	(2,669,525)

Other income (expense)
Interest income	1,561	-

Total other income (expense)	1,561	-

Net loss	$(2,618,487)	$(2,669,525)

Net loss per common share – basic and diluted	$(0.07)	$(0.13)
Weighted average common shares outstanding – basic and diluted	39,150,882	21,351,380

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	24,426,993	$24,427	$101,075,445	$(78,802,072)	$22,297,800
Fair value of vested stock options	-	-	85,963	-	85,963
Fair value of vested restricted stock	-	-	59,906	-	59,906
Common stock issued for cash, net of offering costs	32,550,000	32,550	8,802,349	-	8,834,899
Common stock issued upon exercise of warrants	4,450,000	4,450	1,129,590	-	1,134,040
Net loss	-	-	-	(2,618,487)	(2,618,487)
Balance at March 31, 2022	61,426,993	$61,427	$111,153,252	$(81,420,559)	$29,794,120

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,170,628	$15,171	$62,583,423	$(54,083,328)	$8,515,266
Cumulative adjustment due to adoption of ASU 2020-06	-	-	-	25,978	25,978
Fair value of vested stock options	-	-	205,772	-	205,772
Fair value of vested restricted stock	-	-	181,843	-	181,843
Common stock issued for cash, net of offering costs	7,608,674	7,608	33,654,989	-	33,662,597
Common stock issued upon exercise of warrants	1,647,691	1,648	3,566,767	-	3,568,415
Net loss	-	-	-	(2,669,525)	(2,669,525)
Balance at March 31, 2021	24,426,993	$24,427	$100,192,794	$(56,726,875)	$43,490,346

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Operating Activities
Net loss	$(2,618,487)	$(2,669,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,050	19,698
Impairment of operating lease right-of-use asset	24,257	-
Fair value of vested stock options	85,963	205,772
Fair value of vested restricted common stock	59,906	181,843
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(786,827)	(53,649)
Inventories	(454,637)	96,445
Prepaid expenses	482,746	(132,592)
Operating lease right of use asset	-	39,470
Increase (decrease) in:
Accounts payable	905,022	(377,910)
Operating lease liability	(5,390)	(39,561)
Accrued expenses	(236,076)	391,189
Payable to former officer	-	(81,250)
Net cash used in operating activities	(2,226,473)	(2,420,070)

Investing Activities
Purchase of property and equipment	(2,404)	-
Purchase of US Treasury Bills	(21,977,077)	-
Sale of US Treasury Bills	14,975,557	-
Net cash used in investing activities	(7,003,924)	-

Financing Activities
Proceeds from sale of common stock, net	8,834,899	33,662,597
Proceeds from exercise of warrants	1,134,040	3,568,415
Net cash provided by financing activities	9,968,939	37,231,012

Cash:
Net increase (decrease)	738,542	34,810,942
Balance at beginning of period	4,093,927	8,518,732
Balance at end of period	$4,832,469	$43,329,674

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2022 and 2021

1. Organization and Business Operations

Business

Guardion Health Sciences, Inc. (the “Company”) is a clinical nutrition company that offers a portfolio of science-based, clinically supported products designed to support healthcare professionals and providers and their patients, and consumers.

In June 2021, the Company acquired Activ Nutritional, LLC (“Activ”), the owner and distributor of the Viactiv® line of supplements for bone health and other applications (see Note 3). The acquisition significantly changed the operations of the Company, and the integration of the Viactiv line of products has materially changed the Company’s financial position and operating focus.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2022, the Company incurred a net loss of $2,618,487 and used cash in operating activities of $2,226,473. At March 31, 2022, the Company had cash and short-term investments on hand totaling $16,829,612 and working capital of $18,741,555.

Notwithstanding the net loss for the three months ended March 31, 2022, management believes that its current cash and short-term investments as of March 31, 2022 are sufficient to ensure continuation of the Company as a going concern for at least one year from the date of this quarterly report.

The amount and timing of future cash requirements will depend, in part, on the Company’s ability to ultimately achieve operating profitability. The Company expects to continue to incur net losses and negative operating cash flows in the near-term and will continue to incur significant expenses for the development, commercialization and distribution of its clinical nutrition products and the successful development and commercialization of any new products or product lines. The Company may also utilize cash to fund additional acquisitions or other strategic initiatives.

The Company may seek to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms, or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its product development programs and/or curtail or cease its operations.

COVID-19

The Company is subject to risks and uncertainties from the COVID-19 pandemic that could adversely impact the Company’s business. The Company has implemented health and safety precautions and protocols in response to the pandemic and government guidelines.

The Company’s financial results for the three months ended March 31, 2022 have been affected by supply chain constraints due, in large part, to the COVID-19 pandemic. These constraints began in the fourth quarter of 2021 and have continued into 2022 and have impacted the Company’s ability to obtain inventory to fulfill customer orders for its Viactiv branded products and may continue to impact the Company’s ability to fulfill customer orders going forward which may have a material adverse effect on the Company’s business and results of operations. The Company continues to experience some challenges to meet customer demands, largely because of shortages in the Company’s suppliers’ labor, which negatively impacts the availability of many critical components in the Company’s supply chain and distribution. Additionally, the Company is subject to out-of-stock fees to certain retailers in the event that it is unable to adequately maintain certain inventory levels of its Viactiv products with such retailers. Although the Company expects these supply chain challenges to continue through approximately the third quarter of 2022, the Company has begun to see some improvement in the inventory production cycle. Additionally, the Company and its suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. The Company expects input cost inflation to continue at least throughout 2022.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The condensed consolidated balance sheet as of December 31, 2021, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The Company’s unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

For the year ended December 31, 2021, management concluded that the Company has one operating and reporting segment made up of its clinical nutrition business, and management changed the Company’s reportable segments to align with these revisions to the Company’s internal reporting structure. The Company previously had two reportable segments, which included a clinical nutrition segment and a medical devices segment. At March 31, 2022 and December 31, 2021, as there was only one reporting unit, all of the Company’s prior period segment information has been eliminated.

Reverse Stock Split

On March 1, 2021, the Company effectuated a one-for-six (1:6) reverse stock split of its common stock without any change to its par value. Accordingly, all common shares, stock options, stock warrants and per share amounts in these condensed consolidated financial statements and footnotes have been adjusted retroactively to reflect the reverse stock split for all periods presented.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and, if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ from those estimates.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue and costs of sales when control of the products transfers to its customer, which generally occurs upon delivery to the customer. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. All products sold by the Company are distinct individual products and are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from products.

Historically, the Company has not experienced any significant payment delays from customers. Due to the insignificant amount of historical returns, as well as the standalone nature of the Company’s products, and the assessment of performance obligations and transaction pricing for the Company’s sales contracts, the Company does not currently maintain a contract asset or liability balance at this time. The Company assesses its contracts and the reasonableness of its conclusions on a quarterly basis.

Revenues by geographical area are as follows:

	Three Months Ended March 31,
	2022	2021
North America	$2,365,720	$172,140
Asia	-	58,262
Europe and Other	18,899	2,895
	$2,384,619	$233,297

Third-Party Outsourcing

The Company derives substantially all of its revenue from the sale of products using a third-party fulfillment center to provide order processing and sales fulfillment, customer invoicing and collections, and product warehousing. Substantially all of the Company’s products are shipped through the third-party fulfillment center to the customer. Shipping charges to customers are included in revenues. In addition, the Company uses the third-party fulfillment center to provide sales and inventory management, and marketing and promotional services.

The Company outsources the production of substantially all of its products with a third party that manufactures and packages the finished products under a product supply agreement.

For the three months ended March 31, 2022, costs incurred related to third-party outsourcing which includes manufacturing, order processing and fulfillment, customer invoicing, collections and warehousing, were approximately $1,847,000.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees, and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $135,423 and $17,474 for the three months ended March 31, 2022 and 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $587,361 and $44,429 for the three months ended March 31, 2022 and 2021, respectively.

Concentrations

Revenue. During the three months ended March 31, 2022, the Company had one customer that accounted for 59% of total revenue. During the three months ended March 31, 2021, the Company had one customer that accounted for 25% of the Company’s total revenue. No other customer accounted for more than 10% of revenue, during the three months ended March 31, 2022 and 2021.

Accounts receivable. As of March 31, 2022, the Company had accounts receivable from one customer which comprised approximately 51% of its accounts receivable. As of December 31, 2021, the Company had accounts receivable from two customers which comprised approximately 50% and 48% of accounts receivable. No other customer accounted for more than 10% of accounts receivable as of March 31, 2022 and 2021.

Purchases from vendors. During the three months ended March 31, 2022, the Company utilized one manufacturer for most of its production and packaging of its clinical nutrition products. Total purchases from this manufacturer accounted for approximately 41% of all purchases. There were two other vendors during the quarter ended March 31, 2022 that each accounted for 15% and 13% of total purchases. During the three months ended March 31, 2021, the Company’s largest vendor accounted for approximately 38% of all purchases. No other vendor accounted for more than 10% of purchases during the three months ended March 31, 2022 and 2021.

Accounts payable. As of March 31, 2022, one vendor accounted for 87% of total accounts payable. As of December 31, 2021, the Company’s largest two vendors accounted for 18% and 13% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of March 31, 2022 and 2021.

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

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the period, excluding shares of unvested restricted common stock. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Dilutive potential common shares include shares from unexercised warrants and options. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company’s basic and diluted net loss per share is the same for all periods presented as the Company had a net loss for all periods presented and all shares issuable upon exercise of warrants and options would therefore be anti-dilutive.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	March 31,
	2022	2021
Warrants	74,485,067	485,067
Options	853,088	930,867
Unvested restricted common stock	50,000	152,671
	75,388,155	1,568,605

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$11,997,143	$-	$-	$11,997,143
Total assets	$11,997,143	$-	$-	$11,997,143

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$4,995,623	-	-	4,995,623
Total assets	$4,995,623	$-	$-	$4,995,623

The Company believes the carrying amount of its financial instruments (consisting of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities) approximates fair value due to the short-term nature of such instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024 for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted and effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Acquisition of Activ Nutritional, LLC

In June 2021, the Company acquired Activ, the owner and distributor of the Viactiv® line of supplements for bone health and other applications, for total purchase consideration of $25,949,654.

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

The Company consolidated Activ’s operations with the Company’s operations commencing on June 1, 2021. The Company performed a goodwill impairment test as of December 31, 2021, and based on the result, goodwill was determined to be impaired. Accordingly, goodwill of $11,893,134 was written off as impaired during the fourth quarter of 2021.

During the three months ended March 31, 2022, the amount of revenue and net loss of Activ included in the Company’s condensed consolidated statements of operations was $2,259,631 and $209,830, respectively. During the three months ended March 31, 2021, there was no revenue or net loss of Activ included in the Company’s condensed consolidated statements of operations.

Pro Forma Information

The following unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2021 is presented as if the acquisition of Activ had occurred on January 1, 2021, after giving effect to certain pro forma adjustments. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had actually been consummated on January 1, 2021. These results are prepared in accordance with ASC 606.

March 31 2021
Revenue	$3,973,716
Net loss	$(2,031,155)
Net loss per share – basic and diluted	$(0.09)

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, investment banking and other professional fees) are not included as a component of consideration transferred but were expensed as incurred. During the three months ended March 31, 2022 and 2021, the Company incurred no acquisition-related costs

4. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$45,988	$53,320
Finished goods	776,340	314,371
	$822,328	$367,691

The Company’s inventories are stated at the lower of cost or net realizable value calculated on a first in first out basis.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$110,176	$129,696
Computer equipment and software	113,873	111,469
Other	-	6,540
	224,049	247,705
Less accumulated depreciation and amortization	(129,817)	(136,327)
	$94,232	$111,378

Depreciation expense for the three months ended March 31, 2022 and 2021 was $19,550 and $19,698, respectively. During the three months ended March 31, 2022, fully depreciated assets with a cost of $26,060, and accumulated depreciation of $26,060, were removed from property and equipment.

6. Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2022	2021
Trade name	$9,200,000	$9,200,000
Customer relationships	2,700,000	2,700,000
Trademark	50,000	50,000
	11,950,000	11,950,000
Less accumulated amortization	(991,667)	(694,167)
	$10,958,333	$11,255,833

Amortizable finite-lived identifiable intangible assets consist of a trade name and customer relationships acquired in the acquisition of Activ, effective as of June 1, 2021 (See Note 3) and are being amortized over a period of 10 years. There were no impairment charges incurred in the periods presented. At March 31, 2022 and December 31, 2021, the Company had a trademark for $50,000 classified as an indefinite-lived intangible asset.

For the three months ended March 31, 2022, amortization expense was $297,500. For the three months ended March 31, 2021, there was no amortization expense. The expected future amortization expense for amortizable finite-lived intangible assets as of March 31, 2022 is as follows:

Total
2022 (remaining 9 months)	$892,500
2023	1,190,000
2024	1,190,000
2025	1,190,000
2026	1,190,000
Thereafter	5,255,833
Total future expected amortization expense	$10,908,333

7. Operating Leases

At March 31, 2022, the Company leases its primary corporate office space located in Houston, Texas, under a month-to-month lease with lease payments of approximately $1,700 per month. Also at March 31, 2022, the Company leased a warehouse space in Greenville, Ohio under an operating lease.

During the three months ended March 31, 2022 and 2021, rent expense totaled $11,634 and $45,901, respectively.

As of December 31, 2021, the Company’s right of use asset related to its warehouse space totaled $24,257. During the three months ended March 31, 2022, the Company determined this was fully impaired, and recorded an impairment of $24,257. At March 31, 2022, the net right-of-use asset was $0.

As of December 31, 2021, the Company’s operating lease liability related to its warehouse space totaled $26,028. During the three months ended March 31, 2022, the Company made payments of $5,390 towards the operating lease liability. As of March 31, 2022, the Company’s operating lease liabilities totaled $20,638.

As of March 31, 2022, the remaining lease term related to the warehouse space is 11 months, and the discount rate for the warehouse space operating lease is 3.9%.

Future minimum lease payments under the leases are as follows:

Year ending	Operating Lease

2022 (remaining 9 months)	$17,217
2023	3,826
Total lease payments	21,043
Less: Imputed interest/present value discount	(405)
Present value of lease liabilities	20,638
Less: Current portion	(20,638)
$-

8. Stockholders’ Equity

Common Stock

February 2022 Offering

On February 18, 2022, the Company, entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company sold (i) 32,550,000 shares of common stock, (ii) Series A Warrants to purchase 37,000,000 shares of common stock, (iii) Series B Warrants to purchase 37,000,000 shares of common stock and (iv) Pre-Funded Warrants to purchase 4,450,000 shares of common stock. On February 23, 2022, the offering closed, generating gross proceeds of $11,100,000 and net proceeds, after deducting offering expenses, of approximately $9,969,000. Included in the offering were net proceeds of approximately $1,134,000 from the exercise of warrants. In the event that the Company fails to deliver shares by the required delivery date upon exercise of the warrants, the Company may be subject to cash penalties in an amount equal to up to $20 per trading day for each $1,000 of warrant shares until such shares are delivered. In addition, if the warrant holder purchases shares in the market following the Company’s failure to deliver shares upon exercise of the warrants, the Company will be required to cover the cost of any buy-ins and, at the option of the warrant holder, either reinstate the portion of the warrant for the shares that were not delivered or deliver the number of shares that should have been issued.

January 2021 and February 2021 At the Market Offerings

On January 8, 2021, the Company entered into a sales agreement with Maxim Group LLC (“Maxim”) pursuant to which the Company could sell up to $10,000,000 of shares of the Company’s common stock in an “at the market” offering through Maxim (the “January 2021 1st ATM Offering”). The offer and sale of the shares was made pursuant to a shelf registration statement on Form S-3. The Company agreed to pay Maxim a commission equal to 3.0% of the aggregate gross proceeds from each sale of shares. On January 15, 2021, the Company completed the January 2021 1st ATM Offering, pursuant to which the Company sold an aggregate of 2,559,834 shares of its common stock and received net proceeds (after deduction for sales commissions) of approximately $9,700,000.

On January 28, 2021, the Company entered into a sales agreement with Maxim pursuant to which the Company could sell up to $25,000,000 of shares of the Company’s common stock in an “at the market” offering through Maxim (the “January 2021 2nd ATM Offering” and together with the January 2021 1st ATM Offering, the “January 2021 ATM Offerings”). On February 10, 2021, the Company completed the January 2021 2nd ATM Offering, pursuant to which the Company sold an aggregate of 5,048,840 shares of its common stock and received net proceeds (after deduction for sales commissions) of approximately $24,250,000.

The Company incurred costs related to these financings of approximately $327,000 which is reflected as a reduction to the proceeds from the shares issued. The net cash received from the January 2021 ATM Offerings was approximately $33,663,000, after deducting all offering expenses.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2021	485,067	$2.71	2.71
Granted	78,450,000	0.37	3.25
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	(4,450,000)	-	-
March 31, 2022, all exercisable	74,485,067	$0.38	3.24

The exercise prices of warrants outstanding and exercisable as of March 31, 2022 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
74,000,000	$0.37
160,108	2.05
146,667	2.67
112,001	3.30
37,700	3.51
18,174	17.25
10,417	30.00
74,485,067

During the three months ended March 31, 2022, investors exercised warrants to purchase 4,450,000 shares of the Company’s common stock. The warrants were exercisable for a price of $0.2999 per share, which resulted in gross cash proceeds to the Company of $1,334,555.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2021	853,088	$6.34	6.5
Granted	-	-	-
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
March 31, 2022, outstanding	853,088	$6.34	6.25
March 31, 2022, exercisable	636,259	$7.41	4.95

The exercise prices of options outstanding and exercisable as of March 31, 2022 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
41,667	23,347	$0.91
41,667	41,667	1.48
50,000	-	1.61
66,668	24,996	1.76
5,000	5,000	1.91
41,667	41,667	2.33
1,667	1,667	2.46
16,667	12,501	3.25
152,671	59,373	3.95
208,333	208,333	6.00
104,167	104,167	12.00
10,414	1,041	13.80
112,500	112,500	15.00
853,088	636,259

During the three months ended March 31, 2022, there were no grants of options to purchase shares of common stock.

During the three months ended March 31, 2021, the Company granted options to purchase 152,671 shares of common stock to the Company’s Chief Executive Officer with a grant date fair value of $514,171 using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 119%, (ii) a discount rate of 0.38%, (iii) zero expected dividend yield, and (iv) an expected life of 6 years. The options have an exercise price of $3.95 per share. 50,891 of the options vested on the one-year anniversary of the grant date and the remaining options vest on a monthly basis thereafter over two years.

The Company computes stock price volatility over expected terms based on its historical common stock trading prices. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future. The expected life of the stock options granted is estimated using the “simplified” method, whereby the expected term equals the average of the vesting term and the original contractual term of the stock option.

For the three months ended March 31, 2022 and 2021, the Company recognized aggregate stock-compensation expense of $85,963 and $205,772, respectively, related to the fair value of vested options.

As of March 31, 2022, the Company had an aggregate of 216,829 remaining unvested options outstanding, with a remaining fair value of approximately $284,388 to be amortized over an average of 5.2 years. Based on the closing price of the Company’s common stock on March 31, 2022 of $0.23 per share, the aggregate intrinsic value of options outstanding as of March 31, 2022 was $0.

Restricted Common Stock

During the three months ended March 31, 2022, there were no grants of restricted common stock.

During the three-months ended March 31, 2021, the Company granted 152,671 restricted shares of the Company’s common stock to the Company’s Chief Executive Officer that vested in January 2022, and 41,667 restricted shares of the Company’s common stock to a consultant for services, that were fully vested on August 15, 2021.

The total fair value of the 194,338 restricted shares of common stock was determined to be $662,412 based on the price per share of the Company’s common stock on the dates granted. During the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation expense of $59,906 and $181,843, respectively, related to vested restricted shares. At March 31, 2022, there was $41,925 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 2.25 years.

The following table summarizes restricted common stock activity for the three months ended March 31, 2022:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2021	202,671	$3.38
Granted	-	-
Vested	(152,671)	3.95
Forfeited	-	-
Non-vested shares, March 31, 2022	50,000	$1.61

2018 Equity Incentive Plan

In 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (as amended, the “2018 Plan”). Under the 2018 Plan, up to 1,666,667 shares of common stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The terms of awards granted under the 2018 Plan are determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2018 Plan. Options granted under the 2018 Plan expire depending on the individual terms of each grant. The vesting of stock options and restricted stock units granted under the 2018 Plan is variable based on the individual terms of each individual grant. During the three months ended March 31, 2022 and 2021, there were no stock options, restricted stock units and other stock-based awards issued under the 2018 Plan.

As of March 31, 2022, the Company has granted 626,006 stock options and 202,671 shares of restricted common stock under the 2018 Plan. As of March 31, 2022, there was a balance of 837,990 shares of common stock available for grants under the 2018 Plan.

9. Commitments and Contingencies

In the normal course of business, the Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations. In the opinion of management, adequate provision has been made in the Company’s financial statements at March 31, 2022 and December 31, 2021 with respect to any such matters.

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against the Company that it believes could have a material adverse effect on its business, operating results, cash flows or financial condition.

Nasdaq Notice

On January 25, 2022, the Company received a written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until July 25, 2022, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending July 25, 2022, the Company may request that Nasdaq grant the Company a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for The Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency during the second compliance period. No assurance can be provided that the Company would be granted a second 180 calendar day period to regain compliance. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

10. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc., individually, or as the context requires, collectively with its subsidiaries.

Overview

We are a clinical nutrition company that develops and distributes clinically supported nutrition, medical foods and dietary supplements. We offer a portfolio of science-based, clinically supported products designed to support healthcare professionals and providers and their patients, and consumers.

We see opportunities to grow our business and create value by acquiring, developing and distributing condition-specific, clinically proven nutrition, medical foods and dietary supplements. Our portfolio of science-based, clinically supported products support healthcare professionals, their patients, and consumers in achieving health goals.

Our profile and focus fundamentally changed with the acquisition of Activ Nutritional, LLC (“Activ” or “Viactiv,” as the context requires) from Adare Pharmaceuticals, Inc. (“Adare”) in June 2021, the owner and distributor of the Viactiv® line of dietary supplements for bone health, immune health and other applications.

The acquisition and integration of the Viactiv line of products has materially changed our financial position, market profile and brand focus, and has also expanded our search for additional business opportunities in the short-term, both internal and external. As a result, neither our operations nor financial results for the three months ended March 31, 2022 are comparable to three months ended March 31, 2021.

Additionally, we believe the Activ acquisition added other valuable attributes that will help us achieve our goals, including (1) Viactiv’s brand awareness and acceptance from the consumer; (2) experienced management; (3) established distribution networks and relationships; (4) product development potential; and (5) a long track record of revenue growth and profitability.

●	Brand awareness – Viactiv was initially launched by industry leaders Mead Johnson/Johnson & Johnson approximately twenty years ago, and we believe this history, along with the product’s marketing campaigns, taste profile and receipt of consistently positive consumer reviews, have led to strong consumer awareness and acceptance.

●	Experienced management – As part of the Activ acquisition, we appointed Craig Sheehan as our Chief Commercial Officer. Mr. Sheehan was the senior executive responsible for the Viactiv brand as a member of the executive leadership team of Adare.

●	Established distribution – Viactiv’s products are currently marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target, CVS and Amazon.

●	Track record of profitability – Viactiv generated net revenues of approximately $11,900,000 and operating income of approximately $1,200,000 in 2020, which was prior to our ownership. For the seven month period from June 1, 2021 through December 31, 2021, when we owned the business, revenues were $6,472,982, which accounted for 89.5% of our total revenue for the year ended December 31, 2021. For the year ended December 31, 2021, on a pro forma basis, our total revenues would have been approximately $12,766,000 and the Viactiv products would have accounted for 94% of our pro forma total revenues for the year.

Adding these attributes has enabled us to create additional value in multiple ways. We believe the Viactiv brand and distribution will make our Omega Boost Gel Bite introduction more successful, and the new product has expanded our portfolio beyond calcium chews. The introduction of the Omega Boost Gel Bite during the first quarter of 2022 greatly expanded the total addressable market for Viactiv. We have also expanded our sales channels for Viactiv by launching a direct-to-consumer website. This new channel offers Viactiv customers an additional channel to purchase our products, but it also provides customers with more customized offers and information.

We also believe that we can leverage the established distribution channels and marketing experience that Viactiv enjoys to our other products, which we hope will accelerate those products’ revenue growth.

Availability of Capital

We may continue to seek to raise additional debt and/or equity capital to fund future operations and acquisitions as necessary, but there can be no assurances that we will be able to secure such additional financing in the amounts necessary to fully fund our operating requirements on acceptable terms or at all. Over time, if we are unable to access sufficient capital resources on a timely basis, we may be forced to reduce or discontinue our product development programs and/or curtail or cease operations.

We will continue to incur significant expenses related to the commercialization of our products and with respect to our efforts to build our infrastructure, expand our operations, and execute on our business plans. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We do not have any credit facilities as a source of present or future funds. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting the ability to take specific actions, such as incurring additional debt, would increase expenses and may require that our assets secure such debt.

February 2022 Offering

On February 18, 2022, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which we issued and sold, (i) 32,550,000 units, at $0.30 per unit, with each unit consisting of one share of our common stock, one warrant to purchase one share of our common stock at an exercise price of $0.37 per share that expires on the fifth anniversary of the date of issuance (“Series A Warrant”) and one warrant to purchase one share of our common stock at an exercise price of $0.37 per share that expires on the 18 month anniversary of the date of issuance (“Series B Warrant”), and (ii) 4,450,000 pre-funded units, at $0.2999 per unit, with each unit consisting of one pre-funded warrant to purchase one share of our common stock at an exercise price of $0.0001 per share (a “Pre-Funded Warrant” and together with the Series A Warrants and Series B Warrants, the “Warrants”), one Series A Warrant and one Series B Warrant.

On February 18, 2022, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners LLC (“Roth”) and Maxim Group LLC, as co agents (collectively, the “Agents”), pursuant to which we paid the Agents an aggregate fee equal to 7.0% of the gross proceeds from the units sold in the February 2022 offering and reimbursed the Agents $100,000 for expenses incurred in connection with the February 2022 offering. In addition, we issued warrants (the “Placement Agent Warrants”) to Roth to purchase up to 1,850,000 shares of our common stock exercisable at an exercise price of $0.37 per share. The Placement Agent Warrants are immediately exercisable and expire on the fifth anniversary of the date of the issuance.

On February 23, 2022, we closed the offering, and issued (i) 32,550,000 shares of common stock, (ii) Series A Warrants to purchase 37,000,000 shares of common stock, (iii) Series B Warrants to purchase 37,000,000 shares of common stock, and (iv) Pre-Funded Warrants to purchase 4,450,000 shares of common stock. The gross proceeds from the offering were $11,100,000 and the net proceeds, after deducting the placement agent fees and offering expenses payable by us, were approximately $9,969,000. Included in the offering were net proceeds of approximately $1,134,000 from the exercise of warrants. In the event that we fail to deliver shares by the required delivery date upon exercise of the warrants, we may be subject to cash penalties in an amount up to $20 per trading day for each $1,000 of warrant shares until such shares are delivered. In addition, if the warrant holder purchases shares in the market following our failure to deliver shares upon exercise of the warrants, we will be required to cover the cost of any buy-ins and, at the option of the warrant holder, either reinstate the portion of the warrant for the shares that were not delivered or deliver the number of shares that should have been issued.

Nasdaq Notice

On January 25, 2022, we received a written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of our common stock on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(3)(A), we are provided a compliance period of 180 calendar days from the date of the Notice, or until July 25, 2022, to regain compliance with the minimum closing bid price requirement. If we do not regain compliance during the compliance period ending July 25, 2022, we may request that Nasdaq grant us a second 180 calendar day period to regain compliance. To qualify for the second compliance period, we must (i) meet the continued listing requirement for The Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) notify Nasdaq of our intent to cure the deficiency during the second compliance period. No assurance can be provided that we would be granted a second 180 calendar day period to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days.

We plan to carefully assess potential actions to regain compliance. However, we may be unable to regain compliance with the minimum closing bid price requirement during the compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination.

On April 21, 2022, we filed our Proxy Statement with the SEC in connection with our Annual Meeting of Stockholders (the “Annual Meeting”) to be held on June 16, 2022. One of the items to be voted upon by our stockholders of record is to grant our Board of Directors discretionary authority to implement a reverse stock split within a specified range in an attempt to regain compliance with the minimum closing bid price requirement and maintain our listing on The Nasdaq Capital Market; however, no assurance can be provided that we will be able to regain compliance with the minimum closing bid price requirement and maintain our listing on Nasdaq.

Launch of Direct-to-Consumer Online Store for Viactiv Products

During January 2022, we launched our new e-commerce venue through a Shopify store for our Viactiv line of products. The new e-commerce venue offers Viactiv customers the option of shopping via retail outlets (e.g., grocery, pharmacy, etc.) or online through those same retail websites or directly through our new branded website.

Launch of Viactiv® Omega Boost Gel Bites

We recently launched Viactiv® Omega Boost Gel Bites, our first expansion of the Viactiv brand since we acquired it in June 2021. The 1,200 mg Omega-3 gel bites are designed to provide total body support, including cardiovascular, brain, joint and eye health. The new dosage form is able to provide the potency of large, hard-to-swallow soft gels, in a great tasting chewable format that has ten times more Omega-3 than the leading fish oil gummies. The gel bite dosage form has been shown to have better absorption and fewer digestive issues than regular soft gel formulas, as well as no unpleasant fishy aftertaste and no sugar, which can all be associated with certain other Omega-3 products. We hope that this new product will not only increase our revenues but also be the first of many new product launches over upcoming quarters. The Omega Boost Gel Bite also represents an expansion of the Viactiv brand beyond calcium products.

VectorVision Restructuring

During December 2021, as part of management’s comprehensive evaluation of our business in order to focus on those brands and lines of business that management believes provide the greatest growth opportunities, we determined to restructure the operations of our VectorVision medical device business. We have substantially wound down the day-to-day operations of VectorVision, which should significantly reduce costs, we are exploring various alternatives, and significantly less costly, ways to preserve, manage and exploit our various related intellectual property rights, which we believe are valuable and marketable. We are exploring both domestic and international business opportunities, such as licensing and distribution arrangements, with experienced parties, which could assist us in the economic exploitation of these intellectual property rights. Consequently, management believes that it will be able to better focus its efforts and deploy capital to more growth oriented brands and product lines, like Viactiv, and other products in development, that it hopes to expeditiously bring to market in 2022 and 2023.

Strategic Objectives, Goals and Strategies

Our ability to maximize stockholder value requires that we build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. We took a number of steps in 2021 to strengthen our corporate foundation, including acquiring Viactiv, winding down Vector Vision, hiring key team members and streamlining operations.

Our three primary objectives are:

●	Demonstrate Commercial Success: We are focused on growing sales our existing Viactiv product portfolio, growing sales of new products introduced in 2022 and positioning the other clinical nutrition products to maximize results. We took steps to address this objective by launching a new Omega Boost Gel Bite which added a key product to our portfolio. We also worked with our manufacturing partners to begin rebuilding inventories which are required to grow sales of our calcium products. Lack of inventory is the biggest impediment to our ability to grow sales of our calcium products, so we have been extremely focused on paths to rebuild these stocks. We also communicated a price increase to our retail partners that we expect to be implemented in the second and third quarters of 2022.

●	Strengthen our Commercial Engine: We believe that success with this objective requires us to effectively implement a number of strategies, including expanding our distribution within the sales channels, strengthening our Viactiv brand, building our innovation pipeline and strengthening our team. In the first quarter of 2022, we launched our Viactiv direct to consumer capability to expand distribution of our products. We also advanced our new product development pipeline and took steps to strengthen the Viactiv brand.

●	Strengthen our Clinical Nutrition Strategy: We are implementing a number of strategies to accomplish this objective, including advancing clinical evidence around our existing and future products, partnering with specialty manufacturers and suppliers to leverage innovations, and increase awareness of our products within the healthcare community. In the first quarter of 2022, we worked with research partners to advance existing clinical work on our GlaucoCetin product, and we advanced plans for clinical work on new products. We also attended key meetings with manufacturing partners who supply science based ingredients that could be incorporated into our new products.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that impacted our condensed consolidated financial statements and related notes included herein.

Recent Trends – Market Conditions

We have been experiencing supply chain constraints due to the COVID-19 pandemic. These constraints began in the fourth quarter of 2021 and have continued into 2022. These constraints have impacted our ability to obtain inventory to fulfill customer orders for our Viactiv branded products and may continue to impact our ability to fulfill customer orders going forward which may have a material adverse effect on our business and results of operations. We continue to experience some challenges to meet customer demands, largely because of shortages in suppliers’ labor which negatively impacts the availability of many critical components in our supply chain and distribution. Additionally, we are subject to out-of-stock fees to certain retailers in the event that we are unable to adequately maintain certain inventory levels of our Viactiv products with such retailers. Although we expect these supply chain challenges to continue through approximately the third quarter of 2022, we have begun to see some improvement in the inventory production cycle. Additionally, we and our suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. We expect input cost inflation to continue at least throughout 2022. We are carefully monitoring our cost structures in light of our increased product costs and are evaluating whether any such costs can be passed on to our consumers. However, we are mindful of the overall impact of general inflationary and increasing interest rate pressures on consumers and will carefully evaluate our pricing strategies.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

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

We are currently working on several initiatives that we believe will help achieve these long-term goals as described above under “Strategic Objectives, Goals and Strategies” and below.

Our growth initiatives are focused on increasing revenue and bringing compelling products to market under meaningful and differentiated brands that are supported by strong science. Management intends to focus on those products and technologies that possess the greatest chance for commercial success within a reasonable period of time and with a reasonable deployment of capital.

●	We intend to improve our sales channels by increasing product commercialization through better access to sales channels and to leverage our collective experience, particularly from the Viactiv product distribution, to increase the distribution of all of our products.

●	We intend to enhance our product strategy by continuing to develop new products that increase our product breadth, like the Omega Boost Gel Bites. We also continue to critically evaluate our current product portfolio in order to improve or discontinue certain of our existing products. We are focused on differentiated formulations, product taste, compelling product formats, and competitive cost structures.

●	We intend to improve our brand strategy by improving the management and exploitation of our brand portfolio particularly, by leveraging Viactiv’s strong consumer awareness and acceptance.

●	We intend to strengthen our clinical nutrition strategy by continuing to advance clinical evidence regarding our products, working with manufacturers and suppliers to leverage our partner’s innovations and increasing awareness of our products and efforts with the healthcare community.

●	We plan to expand our scientific work by improving the science that supports our products and drives our product development process and increasing clinical evidence on our products from established health care professionals.

Results of Operations

Through March 31, 2022, we have primarily been engaged in product development, commercialization, integration of Activ and raising capital. We have incurred and will continue to incur significant expenditures for the commercialization and development of our products. With the acquisition of the Viactiv brand and business effective June 1, 2021, and its successful integration into our operations since that date, we believe we have established a significant baseline level of gross revenues from which we hope to grow.

At December 31, 2021, we ceased operations of VectorVision. We plan to explore various alternative ways to preserve, manage and exploit the various related intellectual property rights, including our U.S. patents, associated with the VectorVision technology, which rights we believe are valuable and marketable.

The results of operations for the three months ended March 31, 2022 are not comparable to the results of operations for the three months ended March 31, 2021, as our 2022 operations included the Viactiv business whereas Viactiv was not part of our operations until June 1, 2021.

Comparison of Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
Revenue	$2,384,619	$233,297	$2,151,322	922%
Cost of goods sold	1,288,162	133,015	1,155,147	868%
Gross Profit	1,096,457	100,282	996,175	993%
Operating Expenses:
Sales and marketing	668,645	457,727	210,918	46%
General and administrative and other	3,041,169	2,291,472	749,697	33%
Research and development	6,691	20,608	(13,917)	(68)%
Total Operating Expenses	3,716,505	2,769,807	946,698	34%
Loss from Operations	(2,620,048)	(2,669,525)	49,477	2%
Other Income (Expense):
Interest income	1,561	-	1,561	-%
Net Loss	$(2,618,487)	$(2,669,525)	$51,038	2%

Revenue

For the three months ended March 31, 2022, revenue from product sales was $2,384,619 compared to $233,297 for the three months ended March 31, 2021, resulting in an increase of $2,151,322 or 922%. This increase is primarily attributable to $2,259,631 of revenue generated during the three months ended March 31, 2022 from sales of our Viactiv product line.

Cost of Goods Sold

For the three months ended March 31, 2022, cost of goods sold was $1,288,162 compared to $133,015 for the three months ended March 31, 2021, an increase of $1,155,147 or 868%. This increase is primarily attributable to $1,246,804 cost of sales related to our Viactiv product line during the three months ended March 31, 2022.

Gross Profit

For the three months ended March 31, 2022, gross profit was $1,096,457 compared to $100,282 for the three months ended March 31, 2021, an increase of $996,175 or 993%. This increase is primarily the result of the addition of $1,012,826 gross profit generated by sales of our Viactiv products during the three months ended March 31, 2022.

Sales and Marketing

For the three months ended March 31, 2022, sales and marketing expenses were $668,645 as compared to $457,727 for the three months ended March 31, 2021, an increase of $210,918, or 46%. Although the absolute dollar expense increased, the ratio of sales and marketing expense divided by net sales decreased from 196% to 28%. The increase is attributable to increases in marketing and advertising during the three months ended March 31, 2022 of approximately $593,000 related to the addition of our Viactiv line of products partially offset by a decrease of approximately $380,000 in marketing program expenditures related to our non-Viactiv product lines. The increase in marketing costs related to the Viactiv products was primarily driven by advertising spend for our Calcium, Immune and Omega Boost products. We incurred additional expense related to the launch of our Viactiv® Omega Boost Gel Bites product including creative development, testimonial advertising, account management and social media related costs. Viactiv® Omega Boost Gel Bites is our first product launch under the Viactiv brand since we acquired it in June 2021, and it represented an important expansion of the Viactiv brand beyond calcium products.

General and Administrative

For the three months ended March 31, 2022, general and administrative and other expenses were $3,041,169 as compared to $2,291,472 for the three months ended March 31, 2021 an increase of $749,697, or 33%. The increase was primarily driven by increases of approximately $298,000 in the amortization of intangibles, $210,000 in payroll costs, $92,000 in state franchise taxes, $118,000 in professional fees, $210,000 in legal fees, $126,000 in insurance costs, which were partially offset by decreases of approximately $175,000 in stock based compensation, $61,000 in consulting fees and $34,000 in rent expense. Although the absolute dollar expense increased, the ratio of general and administrative and other expense divided by net sales decreased from 982% to 128%.

Net Loss

For the three months ended March 31, 2022, we incurred a net loss of $2,618,487, compared to a net loss of $2,669,525 for the three months ended March 31, 2021.

Liquidity and Capital Resources

For the three months ended March 31, 2022, we incurred a net loss of approximately $2,618,000 and used cash in operating activities of approximately $2,226,000. At March 31, 2022, we had cash on hand of approximately $4,832,000, short term investments of approximately $11,997,000 and working capital of approximately $18,742,000.

On February 23, 2022, we closed a securities offering that generated net proceeds to us, after deducting placement agent fees and offering expenses payable by us, of approximately $9,969,000. In the event that we fail to deliver shares by the required delivery date upon exercise of the warrants, we may be subject to cash penalties in an amount up to $20 per trading day for each $1,000 of warrant shares until such shares are delivered. In addition, if the warrant holder purchases shares in the market following our failure to deliver shares upon exercise of the warrants, we will be required to cover the cost of any buy-ins and, at the option of the warrant holder, either reinstate the portion of the warrant for the shares that were not delivered or deliver the number of shares that should have been issued. See “February 2022 Offering.”

Notwithstanding the net loss for the first quarter of 2022, management believes that our current cash balance is sufficient to fund operations for at least one year from the date of this Quarterly Report on Form 10-Q is filed with the SEC.

Our financing has historically come primarily from the sale of common stock. We will continue to incur significant expenses for continued commercialization activities related to our clinical nutrition product lines and building our infrastructure. Development and commercialization of clinical nutrition products involves a lengthy and complex process. Additionally, our long-term viability and growth may depend upon the successful development and commercialization of new complementary products or product lines.

We may continue to seek to raise additional debt and/or equity capital to fund future operations and acquisitions as necessary, but there can be no assurances that we will be able to secure such additional financing in the amounts necessary to fully fund our operating requirements and strategic initiatives on acceptable terms or at all. Over time, if we are unable to access sufficient capital resources on a timely basis, we may be forced to reduce or discontinue our product development programs and/or curtail or cease operations.

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(2,226,473)	$(2,420,070)
Net cash used in investing activities	(7,003,924)	-
Net cash provided by financing activities	9,968,939	37,231,012
Net increase (decrease) in cash	$738,542	$34,810,942

Operating Activities

Net cash used in operating activities was $2,226,473 during the three months ended March 31, 2022, compared to $2,420,070 for the three months ended March 31, 2021. The decrease was due primarily to the integration and operation of Activ and the associated costs.

Investing Activities

Net cash used in investing activities was $7,003,924 for the three months ended March 31, 2022 and $0 for the three months ended March 31, 2021. The increase is attributable to an investment in U.S. treasury bills of approximately $7,000,000 during the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was $9,968,939 for the three months ended March 31, 2022 and consisted of the sale of common stock resulting in net proceeds of $8,834,899 and warrant exercises resulting in net proceeds of $1,134,040. Net cash provided by financing activities was $37,231,012 for the three months ended March 31, 2021 resulting from the sale of common stock resulting in net proceeds of $33,662,597 and the warrant exercises resulting in net proceeds of $3,568,414.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amendment No. 1 to Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)

4.1	Form of Series A/B Warrant (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)

4.2	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)

4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)

4.4	Warrant Agency Agreement dated as of February 23, 2022, by and between Guardion Health Sciences, Inc., and V Stock Transfer, LLC (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)

10.2	Placement Agency Agreement dated as of February 18, 2022, by and between Guardion Health Sciences, Inc., Roth Capital Partners, LLC and Maxim Group LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardion Health Sciences, Inc.

May 12, 2022	By:	/s/ Bret Scholtes
Bret Scholtes
Chief Executive Officer
(Principal Executive Officer)

May 12, 2022	By:	/s/ Jeffrey Benjamin
Jeffrey Benjamin
Chief Accounting Officer
(Principal Financial and Accounting Officer)

