Form 10-Q
period 2022-06-30
Guardion Health Sciences, Inc.
filed 2022-08-11
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 61,600,803 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs, plans or intentions regarding our product development and commercialization efforts, research and development efforts, business, financial condition, results of operations, strategies and prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “hopes” and other words of similar meaning.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$4,224,551	$4,093,927
Short-term investments	10,006,758	4,995,623
Accounts receivable, net	2,002,466	1,411,567
Inventories	1,709,557	367,691
Prepaid expenses	1,155,976	1,200,376

Total current assets	19,099,308	12,069,184

Property and equipment, net	74,602	111,378
Intangible assets, net	10,660,833	11,255,833
Operating lease right-of-use asset, net	-	24,257

Total assets	$29,834,743	$23,460,652

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,095,800	$241,347
Accrued expenses	582,311	895,477
Operating lease liability - current	15,083	22,221

Total current liabilities	1,693,194	1,159,045

Operating lease liability – long-term	-	3,807

Total liabilities	1,693,194	1,162,852

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 61,600,803 shares and 24,426,993 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	61,601	24,427
Additional paid-in capital	111,202,470	101,075,445
Accumulated deficit	(83,122,522)	(78,802,072)

Total stockholders’ equity	28,141,549	22,297,800

Total liabilities and stockholders’ equity	$29,834,743	$23,460,652

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Clinical nutrition	$3,275,213	$1,171,445	$5,641,113	$1,333,588
Other	-	52,275	18,719	123,429
Total revenue	3,275,213	1,223,720	5,659,832	1,457,017

Cost of goods sold
Clinical nutrition	1,875,669	639,188	3,163,831	724,105
Other	-	26,031	-	74,150
Total cost of goods sold	1,875,669	665,219	3,163,831	798,255

Gross profit	1,399,544	558,501	2,496,001	658,762

Operating expenses
Research and development	95,524	16,756	102,215	37,364
Sales and marketing	388,511	440,793	1,057,156	898,520
General and administrative	2,627,087	2,537,826	5,643,999	4,829,277
Transaction costs related to acquisition	-	2,103,680	-	2,103,680
Impairment of right-of-use asset	-	-	24,257	-

Total operating expenses	3,111,122	5,099,055	6,827,627	7,868,841

Loss from operations	(1,711,578)	(4,540,554)	(4,331,626)	(7,210,079)

Other income:
Interest income	9,615	266	11,176	266

Total other income	9,615	266	11,176	266

Net loss	$(1,701,963)	$(4,540,288)	$(4,320,450)	$(7,209,813)

Net loss per common share - basic and diluted	$(0.03)	$(0.19)	$(0.09)	$(0.31)
Weighted average common shares outstanding – basic and diluted	61,553,137	24,426,993	50,462,141	22,897,683

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months and Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	24,426,993	$24,427	$101,075,445	$(78,802,072)	$22,297,800
Fair value of vested stock options	-	-	85,963	-	85,963
Fair value of vested restricted stock	-	-	59,906	-	59,906
Common stock issued for cash, net of offering costs	32,550,000	32,550	8,802,349	-	8,834,899
Common stock issued upon exercise of warrants	4,450,000	4,450	1,129,590	-	1,134,040
Net loss	-	-	-	(2,618,487)	(2,618,487)
Balance at March 31, 2022	61,426,993	61,427	111,153,252	(81,420,559)	29,794,120
Fair value of vested stock options	-	-	61,818	-	61,818
Fair value of vested restricted stock	-	-	11,585	-	11,585
Issuance of vested restricted stock, net of shares withheld for payment of employee withholding tax	173,830	174	(24,185)	-	(24,011)
Net loss	-	-	-	(1,701,963)	(1,701,963)
Balance at June 30, 2022	61,600,823	$61,601	$111,202,470	$(83,122,522)	$28,141,549

	Three Months and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,170,628	$15,171	$62,583,423	$(54,083,328)	$8,515,266
Cumulative adjustment due to adoption of ASU 2020-06	-	-	-	26,265	26,265
Fair value of vested stock options	-	-	205,772	-	205,772
Fair value of vested restricted stock	-	-	181,843	-	181,843
Common stock issued for cash, net of offering costs	7,608,674	7,608	33,654,989	-	33,662,597
Common stock issued upon exercise of warrants	1,647,691	1,648	3,566,767	-	3,568,415
Net loss	-	-	-	(2,669,525)	(2,669,525)
Balance at March 31, 2021	24,426,993	$24,427	$100,192,794	$(56,726,588)	$43,490,633
Fair value of vested stock options	-	-	183,452	-	183,452
Fair value of vested restricted stock	-	-	159,640	-	159,640
Net loss	-	-	-	(4,540,288)	(4,540,288)
Balance at June 30, 2021	24,426,993	$24,427	$100,535,886	$(61,266,876)	$39,293,437

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Operating Activities
Net loss	$(4,320,450)	$(7,209,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634,180	140,275
Amortization of operating lease right-of-use asset	-	78,328
Impairment of operating lease right-of-use asset	24,257	-
Fair value of vested stock options	147,781	389,224
Fair value of vested restricted common stock	71,491	341,483
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(170,403)	(218,538)
Inventories	(1,341,866)	41,776
Prepaid expenses	(376,098)	(1,276,545)
Increase (decrease) in:
Accounts payable	854,453	(32,462)
Operating lease liability	(10,945)	(79,621)
Accrued expenses	(313,165)	689,497
Payable to former officer	-	(148,958)
Net cash used in operating activities	(4,800,765)	(7,285,354)

Investing Activities
Purchase of property and equipment	(2,404)	(1,142)
Purchase of US Treasury Bills	(61,956,783)	(35,000,000)
Sale of US Treasury Bills	56,945,648	27,999,734
Cash paid for acquisition; net of cash acquired	-	(25,960,572)
Net cash used in investing activities	(5,013,539)	(32,961,980)

Financing Activities
Proceeds from sale of common stock, net	8,834,899	33,662,599
Proceeds from exercise of warrants	1,134,040	3,568,415
Payment for employee withholding tax	(24,011)	-
Net cash provided by financing activities	9,944,928	37,231,013

Cash:
Net increase (decrease) in cash	130,624	(3,016,321)
Balance at beginning of period	4,093,927	8,518,732
Balance at end of period	$4,224,551	$5,502,411

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$20,844
Interest	$-	$-

Non-cash financing activities:
Adjust warrant liability for adoption of ASU 2020-06	$-	$25,978

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2022 and 2021

(Unaudited)

1. Organization and Business Operations

Business

Guardion Health Sciences, Inc. (the “Company”) is a clinical nutrition company that offers a portfolio of science-based, clinically supported products designed to support retail consumers, healthcare professionals and providers and their patients.

On June 1, 2021, the Company acquired Activ Nutritional, LLC (“Activ”), the owner and distributor of the Viactiv® line of supplements for bone health and other applications (see Note 3). As a result of the Activ acquisition, the Company’s commercial efforts fundamentally changed to its current focus on science-based clinical nutrition and supplements.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2022, the Company incurred a net loss of $4,320,450 and used cash in operating activities of $4,800,765. At June 30, 2022, the Company had cash and short-term investments on hand totaling $14,231,309 and working capital of $17,406,114.

Notwithstanding the net loss for the six months ended June 30, 2022, management believes that its current cash and short-term investments as of June 30, 2022 are sufficient to ensure continuation of the Company as a going concern for at least one year from the date of this Quarterly Report on Form 10-Q.

The amount and timing of future cash requirements will depend, in part, on the Company’s ability to ultimately achieve operating profitability. The Company expects to continue to incur net losses and negative operating cash flows in the near-term and will continue to incur significant expenses for the development, commercialization and distribution of its clinical nutrition products and the successful development and commercialization of any new products or product lines. The Company may also utilize cash to fund acquisitions or other strategic initiatives.

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

The Company’s financial results for the six months ended June 30, 2022 have been affected by supply chain constraints due, in large part, to the COVID-19 pandemic and resulting labor shortages and increased wages experienced by our suppliers. These constraints began in the fourth quarter of 2021 and have continued into 2022 and have impacted the Company’s ability to obtain inventory to fulfill customer orders for its Viactiv branded products on a timely basis and may continue to impact the Company’s ability to fulfill customer orders going forward which may have a material adverse effect on the Company’s business and results of operations. The Company continues to experience some challenges to meet customer demands, since the supply chain disruptions negatively impacts the availability of many critical components in the Company’s supply chain and distribution. Additionally, the Company is subject to out-of-stock fees to certain retailers in the event that the Company is unable to adequately maintain certain inventory levels of its Viactiv products with such retailers. Although the Company expects these supply chain challenges to continue throughout 2022, the Company has begun to see some improvement in the inventory production cycle.

Nasdaq Notice

On January 25, 2022, the Company received a written notice from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company had not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the notice, or until July 25, 2022, to regain compliance with the minimum bid price requirement. The Company did not regain compliance during the compliance period ended July 25, 2022. Accordingly, the Company requested that Nasdaq grant the Company a second 180 calendar day period to regain compliance.

On July 26, 2022, the Company received a written notice from Nasdaq that the Company is eligible for a second 180 calendar day period, or until January 23, 2023, to regain compliance with the $1.00 minimum bid price requirement. Nasdaq’s determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Previously, at the Company’s Annual Meeting of Stockholders held on June 16, 2022, the proposal to grant discretionary authority to the Company’s board of directors to amend the Company’s Certificate of Incorporation, as amended, to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares at a specific ratio within a range of no split to a maximum of a 1-for-30 split, with the exact ratio to be determined by the board of directors in its sole discretion was not approved by the requisite vote of a majority of the Company’s issued and outstanding shares. To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days prior to January 23, 2023.

The Company is carefully assessing potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum bid price requirement during the compliance period. If the Company fails to regain compliance during the second 180-day period that will expire on January 23, 2023, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to the Hearing Review Council.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

For the year ended December 31, 2021, management concluded that the Company had one operating and reporting segment made up of its clinical nutrition business, and management changed the Company’s reportable segments to align with these revisions to the Company’s internal reporting structure. The Company previously had two reportable segments, which included a clinical nutrition segment and a medical devices segment. At June 30, 2022 and December 31, 2021, as there was only one reporting unit, all of the Company’s prior period segment information has been eliminated.

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

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and, if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ materially from those estimates.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue and costs of sales when control of the products transfers to our customer, which generally occurs upon delivery to the customer. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. All products sold by the Company are distinct individual products and are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from products.

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

Revenues by geographical area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$3,275,213	$1,176,608	$5,640,933	$1,348,748
Asia	-	29,787	-	88,049
Europe and other	-	17,325	18,899	20,220
	$3,275,213	$1,223,720	$5,659,832	$1,457,017

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

For the three months and six months ended June 30, 2022 and 2021, costs incurred related to third-party outsourcing which includes manufacturing, order processing and fulfillment, customer invoicing, collections and warehousing, were approximately $1,847,000 and $3,075,000 and $719,000 and $719,000, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees, and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $252,883 and $77,942 for the three months ended June 30, 2022 and 2021, respectively, and $412,374 and $95,416 for the six months ended June 30, 2022 and 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $292,368 and $253,428 for the three months ended June 30, 2022 and 2021, respectively, and $879,730 and $611,491 for the six months ended June 30, 2022 and 2021, respectively.

Concentrations

Revenue. During the three months ended June 30, 2022, the Company had one customer that accounted for 56% of total revenue. During the three months ended June 30, 2021, the Company had two customers that accounted for 39% and 13% of the Company’s total revenue. No other customer accounted for more than 10% of revenue, during the three months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022, the Company had one customer that accounted for 57% of total revenue. During the six months ended June 30, 2021, the Company had two customers that accounted for 33% and 11% of the Company’s total revenue. No other customer accounted for more than 10% of revenue, during the six months ended June 30, 2022 and 2021.

Accounts receivable. As of June 30, 2022, the Company had accounts receivable from one customer which comprised approximately 61% of its accounts receivable. As of December 31, 2021, the Company had accounts receivable from two customers which comprised approximately 50% and 48% of its accounts receivable. No other customer accounted for more than 10% of accounts receivable as of June 30, 2022 and December 31, 2021. Historically we have not experienced any collectability issues with this customer.

Purchases from vendors. During the three months and six months ended June 30, 2022, the Company utilized one manufacturer for most of its production and packaging of its clinical nutrition products. Total purchases from this manufacturer accounted for approximately 43% of all purchases during the three months ended June 30, 2022. There was one other vendor during the three months ended June 30, 2022 that accounted for 13% of total purchases. During the three months ended June 30, 2021, the Company’s largest vendor accounted for approximately 38% of all purchases. During the six months ended June 30, 2021, the Company’s largest vendors accounted for approximately 16% and 15% of all purchases. No other vendor accounted for more than 10% of purchases during the three months and six months ended June 30, 2022 and 2021.

Accounts payable. As of June 30, 2022, one vendor accounted for 87% of total accounts payable. As of December 31, 2021, the Company’s largest two vendors accounted for 18% and 13% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of June 30, 2022 and December 31, 2021.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. Stock option grants, which are generally time and/or performance vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is accounted for in the same period and manner as if the Company had paid cash for the services.

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average common shares outstanding during the period, excluding shares of unvested restricted common stock outstanding. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Shares of vested restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are vested. Dilutive potential common shares include shares from unexercised warrants and options. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company’s basic and diluted net loss per share is the same for all periods presented as the Company had a net loss for all periods presented and all shares issuable upon exercise of warrants and options would therefore be anti-dilutive.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	June 30,
	2022	2021
Warrants	74,485,067	485,067
Options	831,738	978,087
Unvested restricted common stock	33,333	-
	75,350,138	1,463,154

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value:

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$10,006,758	$-	$-	$10,006,758
Total assets	$10,006,758	$-	$-	$10,006,758

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$4,995,623	-	-	4,995,623
Total assets	$4,995,623	$-	$-	$4,995,623

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

At December 31, 2020, the Company recorded a derivative liability of $26,265 related to 10,417 warrants issued in 2019 because the settlement provisions of the warrants contained language that the shares underlying the warrants are required to be registered. ASU 2020-06 removed the requirement to consider if the warrants would be settled in registered shares, and accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $26,265 and a decrease in derivative warrant liability of $26,265 on January 1, 2021.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Acquisition of Activ Nutritional, LLC

On June 1, 2021, the Company acquired Activ, the owner and distributor of the Viactiv® line of supplements for bone health and other applications, for total purchase consideration of $25,949,654.

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

The Company consolidated Activ’s operations with the Company’s operations commencing on June 1, 2021. Goodwill of $11,893,134 was written off as impaired at December 31, 2021.

During the three months ended June 30, 2022, Activ generated revenue and operating income included in the Company’s condensed consolidated statements of operations of $3,183,200 and $404,402, respectively. During the six months ended June 30, 2022, Activ generated revenue and operating income included in the Company’s condensed consolidated statements of operations of $5,442,831 and $194,572, respectively. During the three months and six months ended June 30, 2021, Activ generated revenue and operating income included in the Company’s condensed consolidated statements of operations of $1,049,803 and $231,288, respectively.

Pro Forma Information

The following unaudited pro forma condensed consolidated statement of operations for the three months and six months ended June 30, 2021 is presented as if the acquisition of Activ had occurred on January 1, 2021, and after giving effect to certain pro forma adjustments. The pro forma condensed consolidated statement of operations is presented for informational purposes only and is not indicative of the results of operations that would have necessarily been achieved if the acquisition had actually been consummated on January 1, 2021. These results are prepared in accordance with ASC 606 - Revenue from Contracts with Customers.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$3,016,094	$6,989,810
Net loss	$(2,434,005)	$(4,641,387)
Net loss per share – basic and diluted	$(0.10)	$(0.20)

Acquisition-related transaction costs of $2,103,680 (consisting of legal, due diligence, valuation, investment banking and other professional fees) are not included as a component of consideration transferred but were expensed as incurred. During the three months and six months ended June 30, 2022, the Company incurred no acquisition-related costs.

4. Inventories

Inventories consisted of the following on the dates noted below:

	June 30,	December 31,
	2022	2021
Raw materials	$118,139	$53,320
Finished goods	1,591,418	314,371
	$1,709,557	$367,691

The Company’s inventories are stated at the lower of cost or net realizable value calculated on a first in first out basis.

5. Property and Equipment, Net

Property and equipment, net consisted of the following on the dates noted below:

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$110,175	$129,696
Computer equipment and software	113,873	111,469
Other	-	6,540
	224,048	247,705
Less accumulated depreciation and amortization	(149,446)	(136,327)
	$74,602	$111,378

Depreciation expense for the three months ended June 30, 2022 and 2021 was $19,630 and $19,698, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $39,180 and $41,107, respectively. During the six months ended June 30, 2022, fully depreciated assets with a cost of $26,060, and accumulated depreciation of $26,060, were removed from property and equipment.

6. Intangible Assets, Net

Intangible assets, net consisted of the following on the dates noted below:

	June 30,	December 31,
	2022	2021
Trade name	$9,200,000	$9,200,000
Customer relationships	2,700,000	2,700,000
Trademark	50,000	50,000
	11,950,000	11,950,000
Less accumulated amortization	(1,289,167)	(694,167)
	$10,660,833	$11,255,833

Amortizable finite-lived identifiable intangible assets consist of a trade name and customer relationships acquired in the acquisition of Activ, effective as of June 1, 2021 (see Note 3), and are being amortized over a period of 10 years. There were no impairment charges incurred in the periods presented. At June 30, 2022 and December 31, 2021, the Company had a trademark for $50,000 classified as an indefinite-lived intangible asset.

For the three months and six months ended June 30, 2022, amortization expense was $297,500 and $595,000, respectively. For the three months and six months ended June 30, 2021, amortization expense was $99,167 and $99,167, respectively. The expected future amortization expense for amortizable finite-lived intangible assets as of June 30, 2022 is as follows:

Total
2022 (remaining 6 months)	$595,000
2023	1,190,000
2024	1,190,000
2025	1,190,000
2026	1,190,000
Thereafter	5,255,833
Total future expected amortization expense	$10,610,833

7. Operating Leases

At June 30, 2022, the Company leased its primary corporate office space located in Houston, Texas, under a month-to-month lease with lease payments of approximately $1,700 per month. Also at June 30, 2022, the Company leased a warehouse space in Greenville, Ohio under an operating lease with monthly lease payments of approximately $1,900.

During the three months ended June 30, 2022 and 2021, rent expense totaled $4,473 and $52,585, respectively. During the six months ended June 30, 2022 and 2021, rent expense totaled $16,107 and $98,486, respectively.

As of December 31, 2021, the Company’s right-of-use asset related to its warehouse space totaled $24,257. During the six months ended June 30, 2022, the Company determined this right-of-use asset was fully impaired, and recorded an impairment of $24,257. At June 30, 2022, the net right-of-use asset was $0.

As of December 31, 2021, the Company’s operating lease liability related to its warehouse space totaled $26,028. During the six months ended June 30, 2022, the Company made payments of $10,945 towards the operating lease liability. As of June 30, 2022, the Company’s operating lease liabilities totaled $15,083.

As of June 30, 2022, the remaining lease term related to the warehouse space was 6 months, and the discount rate for the warehouse space operating lease is 3.9%.

Future minimum lease payments under the leases are as follows:

Year ending	Operating Lease

2022 (remaining 6 months)	$11,478
2023	3,826
Total lease payments	15,304
Less: Imputed interest/present value discount	(221)
Present value of lease liabilities	15,083
Less: Current portion	(15,083)
$-

8. Stockholders’ Equity

Common Stock

February 2022 Offering

On February 18, 2022, the Company, entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company sold (i) 32,550,000 shares of common stock, (ii) Series A Warrants to purchase 37,000,000 shares of common stock, (iii) Series B Warrants to purchase 37,000,000 shares of common stock and (iv) Pre-Funded Warrants to purchase 4,450,000 shares of common stock. On February 23, 2022, the offering closed, generating gross proceeds of $11,100,000 and net proceeds, after deducting offering expenses, of approximately $9,969,000. Included in the proceeds were net proceeds of approximately $1,134,000 from the exercise of warrants.

January 2021 At the Market Offerings

In January 2021, the Company entered into two sales agreements pursuant to which the Company could sell up to $35,000,000 of shares of the Company’s common stock in “at the market” offerings (the “January 2021 ATM Offerings”). The Company agreed to pay a commission to its investment bank equal to 3.0% of the aggregate gross proceeds from each sale of shares. The January 2021 ATM Offerings were completed in full in January and February 2021, pursuant to which the Company sold an aggregate of 7,608,674 shares of its common stock and generated gross proceeds of approximately $35,000,000 and net proceeds, after deducting offering expenses, of $33,662,597.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2021	485,067	$2.71	2.46
Granted	78,450,000	0.37	3.00
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	(4,450,000)	-	-
June 30, 2022, all exercisable	74,485,067	0.38	2.99

The exercise prices of warrants outstanding and exercisable as of June 30, 2022 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
74,000,000	$0.37
160,108	2.05
146,667	2.67
112,001	3.30
37,700	3.51
18,174	17.25
10,417	30.00
74,485,067

During the six months ended June 30, 2022, and in connection with the February 2022 Offering described above, investors exercised warrants to purchase 4,450,000 shares of the Company’s common stock. The warrants were exercisable for a price of $0.2999 per share, which resulted in gross proceeds to the Company of $1,334,555, and net proceeds of $1,134,040.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2021	853,088	$6.34	6.5
Granted	66,668	0.15	5
Forfeitures	(88,018)	-	-
Expirations	-	-	-
Exercised	-	-	-
June 30, 2022, outstanding	831,738	6.19	6
June 30, 2022, exercisable	600,117

The exercise prices of options outstanding and exercisable as of June 30, 2022 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
66,668	8,336	$0.15
41,667	26,041	0.91
50,000	16,667	1.61
64,585	24,996	1.76
5,000	5,000	1.91
41,667	41,667	2.33
1,667	1,667	2.46
16,667	12,501	3.25
152,671	72,096	3.95
164,065	164,065	6.00
104,167	104,167	12.00
10,414	10,414	13.80
112,500	112,500	15.00
831,738	600,117

During the six months ended June 30, 2022, the Company granted options to purchase an aggregate of 66,668 shares of common stock to the independent members of the Company’s Board of Directors in connection with the compensation plan for such directors with a grant date fair value of $7,793 using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 0%, (iii) zero expected dividend yield, and (iv) an expected life of 3 years. The options have an exercise price of $0.15 per share. 8,336 of the options vested on June 30, 2022 and the remaining options vest on a quarterly basis thereafter over two years.

During the six months ended June 30, 2021, the Company granted options to purchase 152,671 shares of common stock to the Company’s Chief Executive Officer with a grant date fair value of $514,171 using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 119%, (ii) a discount rate of 0.38%, (iii) zero expected dividend yield, and (iv) an expected life of 6 years. The options have an exercise price of $3.95 per share. 50,891 of the options vested on the one-year anniversary of the grant date and the remaining options vest on a monthly basis thereafter over two years.

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

For the six months ended June 30, 2022 and 2021, the Company recognized aggregate stock-compensation expense of $147,781 and $389,224, respectively, related to the fair value of vested options.

As of June 30, 2022, the Company had an aggregate of 231,621 remaining unvested options outstanding, with a remaining fair value of approximately $387,803 to be amortized over an average of 5 years. Based on the closing price of the Company’s common stock on June 30, 2022 of $0.15 per share, the aggregate intrinsic value of options outstanding as of June 30, 2022 was $0.

Restricted Common Stock

During the six months ended June 30, 2022, there were no grants of restricted shares of Company common stock. During the six months ended June 30, 2022, approximately 211,005 shares of previously granted restricted stock that had vested and were issued, net of 37,145 shares withheld related to tax withholding obligations in the amount of $24,011. Shares withheld are retired and deducted from common stock at par value and from additional paid in capital for the excess over par value.

During the six months ended June 30, 2021, the Company granted 244,338 restricted shares of the Company’s common stock, including 152,671 restricted shares of common stock to the Company’s Chief Executive Officer that vested in January 2022, 41,667 restricted shares of common stock to a consultant for services, which shares were fully vested on August 15, 2021, and 50,000 restricted shares of common stock to the Company’s Chief Commercial Officer, which shares vest one third per year for three years on each annual anniversary of the grant date, subject to continued employment with the Company.

The total fair value of the 244,338 restricted shares of common stock was determined to be $742,911 based on the price per share of the Company’s common stock on the dates such shares were granted. During the six months ended June 30, 2022 and 2021, the Company recognized share-based compensation expense of $147,781 and $389,224, respectively, related to vested restricted shares. At June 30, 2022, there was $30,339 of unvested compensation related to the non-vested shares that will be amortized over a remaining vesting period of 2 years.

The following table summarizes restricted common stock activity for the six months ended June 30, 2022:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2021	202,671	$3.37
Granted	-	-
Vested	(169,338)	3.72
Forfeited
Non-vested shares, June 30, 2022	33,333	1.61

2018 Equity Incentive Plan

In 2018, the Company’s stockholders originally approved the 2018 Equity Incentive Plan (as amended, the “2018 Plan”). Under the 2018 Plan, up to 10,000,000 shares of common stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The total number of shares issuable under the 2018 Plan was increased from 1,666,666 to 10,000,000 on June 16, 2022, the date our stockholders approved an amendment to the 2018 Plan to increase the number of shares eligible under the 2018 Plan to 10,000,000 shares. The terms of awards granted under the 2018 Plan are generally determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2018 Plan. Options granted under the 2018 Plan expire depending on the individual terms of each grant. The vesting of stock options and restricted stock units granted under the 2018 Plan is variable based on the individual terms of each individual grant. During the six months ended June 30, 2022 there were 66,668 stock options issued under the 2018 Plan to the independent members of our Board of Directors in connection with the compensation plan for such directors. During the six months ended June 30, 2021, the Company granted options to purchase 202,671 shares of common stock, consisting of 152,671 stock options to the Company’s Chief Executive Officer and 50,000 stock options to the Company’s Chief Commercial Officer. During the six months ended June 30, 2021 there were also 66,668 stock options issued under the 2018 Plan to the independent members of our Board of Directors in connection with the compensation plan for such directors. During the six months ended June 30, 2021, the Company granted 202,671 restricted shares of the Company’s common stock, including 152,671 restricted shares of common stock to the Company’s Chief Executive Officer and 50,000 restricted shares of common stock to the Company’s Chief Commercial Officer under the 2018 Plan.

As of June 30, 2022, the Company has granted 612,672 stock options and 202,671 shares of restricted common stock under the 2018 Plan. As of June 30, 2022, there was a balance of 9,184,657 shares of common stock available for grants under the 2018 Plan.

9. Commitments and Contingencies

Legal Proceedings

In the normal course of business, the Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations. At June 30, 2022 and December 31, 2021, the Company was not a party to any material legal proceedings and is not aware of any pending or threatened legal proceedings against the Company that it believes could have a material adverse effect on its business, operating results, cash flows or financial condition.

10. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

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

Overview

We are a clinical nutrition company that develops and distributes clinically supported nutrition, medical foods and dietary supplements. We offer a portfolio of science-based, clinically supported products designed to support retail consumers, healthcare professionals and providers and their patients.

We see opportunities to grow our business and create value by acquiring, developing, and distributing condition-specific, clinically proven and science-based nutrition, medical foods and dietary supplements.

Our profile and focus fundamentally changed with the acquisition of Activ Nutritional, LLC (“Activ” or “Viactiv,” as the context requires) and its Viactiv line of dietary supplements for bone health, immune health and other applications from Adare Pharmaceuticals, Inc. (“Adare”) on June 1, 2021.

The acquisition and integration of the Viactiv line of products has materially changed our financial position, market profile and brand focus, and has also expanded our search for additional business opportunities in the short-term, both internal and external. As a result, neither our operations nor financial results for the three months and six months ended June 30, 2022 are comparable to three months and six months ended June 30, 2021.

Additionally, we believe the Activ acquisition added other valuable attributes that are helping us achieve our goals, including (1) Viactiv’s brand awareness and acceptance from the consumer; (2) experienced management; (3) established distribution and supply networks and relationships; (4) product development potential; and (5) a long track record of revenue growth and profitability.

●	Brand awareness – Viactiv was initially launched by industry leaders Mead Johnson/Johnson & Johnson approximately twenty years ago, and we believe this history, along with the product’s marketing campaigns, taste profile and receipt of consistently positive consumer reviews, have led to strong consumer awareness and acceptance. We are leveraging this strong consumer awareness to expand the Viactiv brand beyond calcium chews. We launched an Omega-3 product earlier this year called Omega Boost Gel Bites, and we are marketing it to a similar target audience as the calcium chews. This is along with cross selling across products are important actions we are taking to take advantage of the Viactiv brand awareness to help us grow our business.

●	Experienced management – As part of the Activ acquisition, we appointed Craig Sheehan as our Chief Commercial Officer. Mr. Sheehan was the senior executive responsible for the Viactiv brand as a member of the executive leadership team of Adare, and he has made strong contributions to our leadership team. We have added professionals to the Viactiv marketing and operations staff which has helped us scale our capabilities and better exploit Mr. Sheehan’s leadership and industry experience.

●	Established distribution and supply networks – Viactiv’s products have traditionally been marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target, CVS and Amazon. We added a direct-to-consumer eCommerce capability on our website viactiv.com earlier this year to expand our sales channels. The Viactiv calcium chews can now be purchased through any of these channels. We are also working to leverage our distribution and supply networks to grow our Omega Boost Get Bites product which is currently sold on our direct-to-consumer site as well as online retailers. We are evaluating additional channel expansion for Omega Boost Gel Bites.

●	Track record of profitability – Viactiv recorded net revenues of approximately $11,900,000 and operating income of approximately $1,200,000 in the year ended December 31, 2020, which was prior to our ownership. For the seven month period from June 1, 2021 through December 31, 2021, when we owned the business, revenues were $6,472,982, which accounted for 89.5% of our total revenue for the year ended December 31, 2021. For the year ended December 31, 2021, on a pro forma basis, our total revenues would have been approximately $12,766,000 and the Viactiv products would have accounted for 94% of our pro forma total revenues for the 2021 year. For the six months ended June 30, 2022, we recorded $5,442,831 of net revenue from Viactiv products which accounted for 96% of our total revenues. Sales in the first six months of 2022 were impacted by supply chain challenges that limited the inventory we were able to sell.

Adding these attributes has enabled us to create additional value in multiple ways. We believe the Viactiv brand and distribution will make our Omega Boost Gel Bites introduction and marketing more successful, and the new product has expanded our portfolio beyond calcium chews. The Viactiv brand has traditionally focused its marketing of calcium supplements to female purchasers at different life stages. We believe this target audience will also be interested in purchasing our omega-3 supplements that provide a preferred alternative to existing omega-3 soft gels and gummy products, so we are marketing our Omega Boost Gel Bites to a similar audience that we target with our calcium products.

The introduction of the Omega Boost Gel Bites product during the three months ended March 31, 2022 greatly expanded the total addressable market for Viactiv by expanding the brand into the established sizeable omega-3 market. We have also expanded our sales channels for Viactiv by launching a direct-to-consumer website. This new channel offers Viactiv customers an additional channel to purchase our products, but it also provides customers with more customized offers and information.

We also believe that we can leverage the established distribution channels and marketing experience that Viactiv enjoys to our other products, which we hope will accelerate those products’ revenue growth. Viactiv has traditionally distributed its calcium chews through traditional retailers with physical locations, online retailers and direct to consumer via our website. We launched our Omega Boost Gel Bites on the viactiv.com website, and we added online retailers during the three months ended June 30, 2022. We are currently evaluating whether to expand distribution to traditional retailers. Initial customer reaction to the Omega Boost Gel Bites has been positive as judged by online reviews. While sales of our Omega Boost Gel Bites have been modest, we are optimistic about the product’s potential as we increase consumer awareness and refine our marketing activities.

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

We will continue to incur significant expenses related to the commercialization and development of our products and with respect to our efforts to build our infrastructure, expand our operations, and execute on our business plans. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We do not have any credit facilities as a source of present or future capital. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting the ability to take specific actions, such as incurring additional debt, would increase expenses and may require that our assets secure such debt.

February 2022 Offering

On February 18, 2022, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which we issued and sold, (i) 32,550,000 units, at $0.30 per unit, with each unit consisting of one share of our common stock, one warrant to purchase one share of our common stock at an exercise price of $0.37 per share that expires on the fifth anniversary of the date of issuance (“Series A Warrant”) and one warrant to purchase one share of our common stock at an exercise price of $0.37 per share that expires on the 18 month anniversary of the date of issuance (“Series B Warrant”), and (ii) 4,450,000 pre-funded units, at $0.2999 per unit, with each unit consisting of one pre-funded warrant to purchase one share of our common stock at an exercise price of $0.0001 per share (a “Pre-Funded Warrant” and together with the Series A Warrants and Series B Warrants, the “Warrants”), one Series A Warrant and one Series B Warrant (collectively, the “February 2022 Offering”.

On February 18, 2022, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners LLC (“Roth”) and Maxim Group LLC, as co agents (collectively, the “Agents”), pursuant to which we paid the Agents an aggregate fee equal to 7.0% of the gross proceeds from the units sold in the February 2022 Offering and reimbursed the Agents $100,000 for expenses incurred in connection with the February 2022 Offering. In addition, we issued warrants (the “Placement Agent Warrants”) to Roth to purchase up to 1,850,000 shares of our common stock exercisable at an exercise price of $0.37 per share. The Placement Agent Warrants were immediately exercisable and expire on the fifth anniversary of the date of the issuance.

On February 23, 2022, we closed the February 2022 Offering, and issued (i) 32,550,000 shares of common stock, (ii) Series A Warrants to purchase 37,000,000 shares of common stock, (iii) Series B Warrants to purchase 37,000,000 shares of common stock, and (iv) Pre-Funded Warrants to purchase 4,450,000 shares of common stock. The gross proceeds from the February 2022 Offering were $11,100,000 and the net proceeds, after deducting the placement agent fees and offering expenses payable by us, were approximately $9,969,000. Included in the proceeds were net proceeds of approximately $1,134,000 from the exercise of warrants exercised in connection with the February 2022 Offering.

Nasdaq Notice

On January 25, 2022, we received a written notice from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company had not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(3)(A), we were provided a compliance period of 180 calendar days from the date of the notice, or until July 25, 2022, to regain compliance with the minimum bid price requirement. We did not regain compliance during the compliance period ended July 25, 2022, and accordingly we requested that Nasdaq grant us a second 180 calendar day period to regain compliance.

On July 26, 2022, the Company received a written notice from Nasdaq that the Company is eligible for a second 180 calendar day period, or until January 23, 2023, in order to regain compliance with the $1.00 minimum bid price requirement. Nasdaq’s determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Previously, at the Company’s Annual Meeting of Stockholders held on June 16, 2022, the proposal to grant discretionary authority to the Company’s board of directors to amend the Company’s Certificate of Incorporation, as amended, to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares at a specific ratio within a range of no split to a maximum of a 1-for-30 split, with the exact ratio to be determined by the board of directors in its sole discretion was not approved by the requisite vote of a majority of the Company’s issued and outstanding shares. To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days prior to January 23, 2023.

We plan to carefully assess potential actions to regain compliance. However, we may be unable to regain compliance with the minimum bid price requirement during the compliance period. If we fail to regain compliance during the second 180-day period that will expire on January 23, 2023, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to the Hearing Review Council.

Launch of Direct-to-Consumer Online Store for Viactiv Products

During January 2022, we launched our new e-commerce venue through a Shopify store for our Viactiv line of products (which can be found at www.activ.com). The new e-commerce venue offers Viactiv customers the option of shopping via retail outlets (e.g., grocery, pharmacy, etc.) or online through those same retail websites or directly through our new branded website. We have derived approximately 4% of our sales from this channel during the six months ended June 30, 2022.

Launch of Viactiv® Omega Boost Gel Bites

In February 2022, we began the marketing of our Viactiv® Omega Boost Gel Bites product, our first expansion of the Viactiv brand since we acquired the business in June 2021. The 1,200 mg Omega-3 gel bites are designed to provide total body support, including cardiovascular, brain, joint and eye health. The new dosage form is able to provide the potency of large, hard-to-swallow soft gels, in a great tasting chewable format that has ten times more Omega-3 than the leading fish oil gummies. The gel bite dosage form has been shown to have better absorption and fewer digestive issues than regular soft gel formulas, as well as no unpleasant fishy aftertaste and no sugar, which is associated with certain other Omega-3 products. We hope that this new product will not only increase our revenues but also be the first of many new product launches over upcoming quarters. The Omega Boost Gel Bites also represents an expansion of the Viactiv brand beyond calcium products. Initial customer reaction has been positive as judged by online reviews. Sales of our Omega Boost Gel Bites have been modest since its launch, we are optimistic about the potential of the product as we increase consumer awareness and refine our marketing activities.

VectorVision

During December 2021, as part of management’s evaluation of our business in light of the Activ acquisition, we substantially wound down the day-to-day operations of VectorVision, to significantly reduce costs. We are exploring various alternatives, and significantly less costly ways, to preserve, manage and exploit our various related intellectual property rights. Consequently, with reduced resources dedicated to VectorVision, management believes that it will be able to better focus its efforts and deploy capital to more growth-oriented brands and product lines, like Viactiv, and other products in development.

Strategic Objectives, Goals and Strategies

Our ability to maximize stockholder value requires that we build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. We took a number of steps in 2021 and to date in 2022 to strengthen our corporate foundation, including acquiring Viactiv, winding down and reevaluating Vector Vision, hiring key team members and streamlining operations.

Our three primary objectives are:

●	Demonstrate Commercial Success: We are focused on growing sales of our existing Viactiv product portfolio, growing sales of new products introduced in 2022 and positioning the other clinical nutrition products to maximize results. We have taken steps to address this objective in the first half of 2022 by launching the new Omega Boost Gel Bites, which adds a key product to our portfolio. New products are also important to reduce the risk of customer of supplier concentrations. We continue to work with our manufacturing partners to begin rebuilding inventories which were negatively impacted by the supply chain constraints we have experienced. Lack of inventory is the biggest impediment to our ability to grow sales of our calcium products more rapidly, so we have focused on paths to rebuild these stocks. We made some progress in rebuilding our inventories during the three months ended June 30, 2022 and recorded higher sales compared to the three months ended March 31, 2022. However, we still have not had sufficient inventory to re-stock one of our largest historical retailers due to continuing supply chain constraints. We have also communicated a price increase to our retail partners during the three months ended June 30, 2022. We expect this price increase to be implemented by year end.

●	Strengthen our Commercial Engine: We believe we need to effectively implement several strategies, including expanding our distribution within the sales channels, strengthening our Viactiv brand, building our innovation pipeline and strengthening our team. During the three months ended June 30, 2022, we expanded distribution of our products by growing sales of Viactiv through our recently launched direct to consumer capability on viactiv.com. We also increased distribution of our Omega Boost Gel Bites product during the three months ended June 30, 2022 by launching it on Amazon.com. We also advanced our new product development pipeline during the three months ended June 30, 2022, but we do not plan to launch another new product this year. We will continue to focus our efforts on commercializing the Omega Boost Gel Bites and preparing to launch another product in 2023.

●	Strengthen our Clinical Nutrition Strategy: We are strengthening our Clinical Nutrition Strategy, by, among others, advancing clinical evidence regarding our existing and future products, partnering with specialty manufacturers and suppliers to leverage innovations, and working to increase awareness of our products within the healthcare community. During the three months ended June 30, 2022, we worked with research partners to begin a clinical trial that measures Omega-3 absorption of our recently launched Omega Boost Gel Bites. We also advanced existing clinical work on our GlaucoCetin product and plans for clinical work on new products in development. Finally, we continue to meet with manufacturing partners to research the supply of science based ingredients and new formats that could be incorporated into our future products.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Trends – Market Conditions

We are subject to risks and uncertainties from the COVID-19 pandemic that could adversely impact our business. We have implemented health and safety precautions and protocols in response to the pandemic and government guidelines.

Our financial results for the six months ended June 30, 2022 have been affected by supply chain constraints due, in large part, to the COVID-19 pandemic and resulting labor shortages experienced by our suppliers. These constraints began in the three months ended December 31, 2021 and have continued into 2022. These supply chain constraints have impacted our ability to obtain inventory to fulfill customer orders for our Viactiv branded products and may continue to impact our ability to fulfill customer orders going forward. The effects of the supply chain constraints, which negatively impact the availability of many critical components of our supply chain and distribution, may have a material adverse effect on our business and results of operations. Additionally, we are subject to out-of-stock fees to certain retailers in the event that we are unable to adequately maintain certain inventory levels of our Viactiv products with such retailers. Although we expect these supply chain challenges to continue through at least throughout 2022, we have begun to see some improvement in the inventory production cycle.

Inflation and potential recession

We are, and our suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. The competition in labor has driven significant increases in wages in order to compete for sufficient labor availability and has significantly affected our supplier costs. Additionally, the increase in fuel costs has also impacted transportation costs. Although we do not believe that inflation has had a material effect on our business, financial condition or results of operations, it may in the future. We are monitoring cost structures and evaluating to what extent any such costs can be passed on to customers, taking into account the overall impact of increasing inflation and interest rate pressures on consumers. We have communicated a price increase to our retail partners during the three months ended June 30, 2022. We expect this price increase to be implemented by year end. We expect input cost inflation to continue at least throughout 2022. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

Plan of Operations

General Overview

We are focused on building a leading clinical nutrition company with the objective that we become a top performing growth company. Our team continues to assess the business, the core fundamentals, and the market opportunity for our products and services. With the acquisition of Viactiv brand and business on June 1, 2021, management believes that we will be able to accelerate our growth and development.

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

Over the long-term, we believe one of the critical keys to our success will be to create value in well-differentiated and robust brands through strong clinically proven claims that address consumer needs in growing markets. We are committed to bringing compelling products to market under meaningful and differentiated brands supported by strong science.

We are currently working on several initiatives that we believe will help achieve these long-term goals as described above under “Strategic Objectives, Goals and Strategies” and below.

Our growth initiatives are focused on increasing revenue and bringing compelling products to market under meaningful and differentiated brands that are supported by strong science. Management intends to focus on those products that possess the greatest chance for commercial success within a reasonable period of time and with a reasonable deployment of capital.

●	We intend to improve our sales channels by increasing product commercialization through better access to sales channels and to leverage our collective experience, particularly from the Viactiv product distribution, to increase and improve the distribution of all of our products. We added a direct-to-consumer eCommerce capability on viactiv.com earlier this year to expand our sales channels. Our calcium chews can now be purchased through a number of sales channels, including stores owned by traditional retailers, websites of online retailers and directly from Viactiv at viactiv.com. We launched our Omega Boost Get Bites earlier this year on the Viactiv direct-to-consumer site, and we added distribution of the product by adding it to certain online retailers during the three months ended June 30, 2022. We are currently evaluating additional channel expansion for Omega Boost Gel Bites.

●	We intend to enhance our product strategy by continuing to develop new products that increase our product breadth, like the Omega Boost Gel Bites. New products are an important component of our sales growth strategy, but they also diversity our customer base and supply chains. We also continue to critically evaluate our current product portfolio in order to improve or discontinue certain of our existing products. We are focused on products with differentiated formulations, product taste, compelling product formats, and competitive cost structures.

●	We intend to improve our brand strategy by improving the management and exploitation of our brand portfolio particularly, by leveraging Viactiv’s strong consumer awareness and acceptance. Launching the Omega Boost Gel Bites was an important step to introducing new products to consumers aware of the Viactiv brand. This new product introduction also reinforced key attributes of the Viactiv brand, including consumer experience and product efficacy.

●	We intend to strengthen our clinical nutrition strategy by continuing to advance clinical evidence regarding our products, working with manufacturers and suppliers to leverage our partner’s innovations and increasing awareness of our products and efforts within the healthcare community.

●	We plan to expand our scientific work by improving the science that supports our products and drives our product development process and increasing clinical evidence regarding our products from established health care professionals. For example, we have initiated work with research partners to begin a clinical trial that measures Omega-3 absorption of our recently launched Omega Boost Gel Bites product, and we continue to advance clinical work on our GlaucoCetin product.

Results of Operations

Through June 30, 2022, we have primarily been engaged in product development, commercialization, integration of Activ and raising capital. We have incurred, and will continue to incur significant expenditures for the commercialization and development of our products. With the acquisition of the Viactiv brand and business effective June 1, 2021, and its successful integration into our operations since that date, we believe we have established a significant baseline level of gross revenues from which we hope to grow.

At December 31, 2021, we ceased operations of VectorVision. We plan to explore various alternative ways to preserve, manage and exploit the various related intellectual property rights, including our U.S. patents, associated with the VectorVision technology, in a cost-effective manner.

The results of operations for the three months and six months ended June 30, 2022 are not comparable to the results of operations for the three months and six months ended June 30, 2021, as our 2022 operations included the Viactiv business for the entire three month and six month periods whereas Viactiv was not part of our operations until June 1, 2021 and therefore was only included in results of operations for one month during the three month and six month periods ended June 30, 2021.

Comparison of Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
Revenue	$3,275,213	$1,223,720	$2,051,493	168%
Cost of goods sold	1,875,669	665,219	1,210,450	182%
Gross Profit	1,399,544	558,501	841,043	151%
Operating Expenses:
Sales and marketing	388,511	440,793	(52,282)	(12)%
General and administrative and other	2,627,087	2,537,826	89,261	4%
Research and development	95,524	16,756	78,768	470%
Acquisition transaction costs	-	2,103,680	(2,103,680)	(100)%
Total Operating Expenses	3,111,122	5,099,055	(1,987,933)	(39)%
Loss from Operations	(1,711,578)	(4,540,554)	2,828,976	(62)%
Other Income:
Interest income	9,615	266	9,349	3,515%
Net Loss	$(1,701,963)	$(4,540,288)	$2,838,325	(63)%

Revenue

For the three months ended June 30, 2022, revenue from product sales was $3,275,213, as compared to $1,223,720 for the three months ended June 30, 2021, an increase of $2,051,493 or 168%. This increase is primarily attributable to $3,183,200 of revenue generated during the three months ended June 30, 2022 from sales of our Viactiv product line as compared to $1,049,803 of revenue generated from sales of our Viactiv product line for the three months ended June 30, 2021. An increase of $2,133,397.

Cost of Goods Sold

For the three months ended June 30, 2022, cost of goods sold was $1,875,669, as compared to $665,219 for the three months ended June 30, 2021, an increase of $1,210,450 or 182%. This increase is primarily attributable to $1,780,980 of cost of sales related to our Viactiv product line during the three months ended June 30, 2022 as compared to $546,730 of cost of sales related to our Viactiv product line for three months ended June 30, 2021, an increase of $1,234,250.

Gross Profit

For the three months ended June 30, 2022, gross profit was $1,399,544, as compared to $558,501 for the three months ended June 30, 2021, an increase of $841,043 or 151%. This increase is primarily the result of the addition of $1,402,220 of gross profit generated by sales of our Viactiv products offset by a small loss on non-Viactiv products during the three months ended June 30, 2022 as compared to gross profit generated by sales of our Viactiv products of $503,073 during the three months ended June 30, 2021. Gross margin for the three months ended June 30, 2022 equaled 42.7% compared to 45.6% for the three months ended June 30, 2021. The primary reason for the decrease in gross margin for the three months ended June 30, 2022 related to a $109,363 impairment charge in such period for out-of-date product packaging materials.

Sales and Marketing

For the three months ended June 30, 2022, sales and marketing expenses were $388,511 as compared to $440,793 for the three months ended June 30, 2021, a decrease of $52,282, or 12%. The decrease is attributable to reduced expenditures in marketing and advertising during the three months ended June 30, 2022 related to our Viactiv line of products. Sales and marketing costs are primarily attributable to the Viactiv product line and consist primarily of advertising expenses related to our Calcium, Immune and Omega Boost Gel Bites products. We incurred additional expense in 2022 related to the launch of our Viactiv® Omega Boost Gel Bites product, including creative development, testimonial advertising, account management and social media related costs. Viactiv® Omega Boost Gel Bites is our first product launch under the Viactiv brand since we acquired the brand in June 2021., The Omega Boost Gel Bites represented an important expansion of the Viactiv brand beyond calcium products.

General and Administrative and other

For the three months ended June 30, 2022, general and administrative and other expenses were $2,627,087 as compared to $2,537,826 for the three months ended June 30, 2021 an increase of $89,263 or 4%. The increase was primarily driven by increases of approximately $200,000 in the amortization of intangibles, $209,000 in payroll costs, $48,000 in state franchise taxes, $136,000 in insurance costs, $207,000 in administrative and broker fees related to Activ products which amounts were partially offset by decreases of approximately $270,000 in stock-based compensation, $440,000 in consulting fees and $43,000 in rent expense. Although the absolute dollar expense slightly increased from the comparable prior quarter, the ratio of general and administrative and other expense to net sales decreased from 207% to 80%.

Acquisition Transaction Costs

For the three months ended June 30, 2021, acquisition transaction costs were $2,103,680, all of which relate to our acquisition of Activ on June 1, 2021. We did not have any acquisition costs in the three months ended June 30, 2022.

Net Loss

For the three months ended June 30, 2022, we incurred a net loss of $1,701,963, as compared to a net loss of $4,540,288 for the three months ended June 30, 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
Revenue	$5,659,832	$1,457,017	$4,202,815	288%
Cost of goods sold	3,163,831	798,255	2,365,576	296%
Gross Profit	2,496,001	658,762	1,837,239	279%
Operating Expenses:
Sales and marketing	1,057,156	898,520	158,636	18%
General and administrative and other	5,668,256	4,829,277	838,979	17%
Research and development	102,215	37,364	64,851	174%
Acquisition transaction costs	-	2,103,680	(2,103,680)	(100)%
Total Operating Expenses	6,827,627	7,868,841	(1,041,214)	(13)%
Loss from Operations	(4,331,626)	(7,210,079)	2,878,453	(40)%
Other Income:
Interest income	11,176	266	10,910	4,102%
Net Loss	$(4,320,450)	$(7,209,813)	$2,889,363	(40)%

Revenue

For the six months ended June 30, 2022, revenue from product sales was $5,659,832, as compared to $1,457,017 for the six months ended June 30, 2021, an increase of $4,202,815 or 288%. This increase is primarily attributable to $5,442,831 of revenue generated during the six months ended June 30, 2022 from sales of our Viactiv product line as compared to the $1,049,803 of revenue generated from sales of our Viactiv product line for the six months ended June 30, 2021, an increase of $4,393,028.

Cost of Goods Sold

For the six months ended June 30, 2022, cost of goods sold was $3,163,831, as compared to $798,255 for the six months ended June 30, 2021, an increase of $2,365,576 or 296%. This increase is primarily attributable to $3,027,785 of cost of sales related to our Viactiv product line during the six months ended June 30, 2022 as compared to $546,730 of cost of sales related to our Viactiv product line during the six months ended June 30, 2021, an increase of $2,481,055.

Gross Profit

For the six months ended June 30, 2022, gross profit was $2,496,001, as compared to $658,762 for the six months ended June 30, 2021, an increase of $1,837,239 or 279%. This increase is primarily the result of the addition of $2,415,046 of gross profit generated by sales of our Viactiv products during the six months ended June 30, 2022, as compared to gross profit generated by sales of our Viactiv products of $503,073 during the six-month period ended June 30, 2021. Gross margin for the six months ended June 30, 2022 equaled 44.1% compared to 45.2% for the six months ended June 30, 2021. The primary reason for the decrease in gross margin for the six months ended June 30, 2022 related to a $109,363 impairment charge in such period for out-of-date product packaging materials.

Sales and Marketing

For the six months ended June 30, 2022, sales and marketing expenses were $1,057,156 as compared to $898,520 for the six months ended June 30, 2021, an increase of $158,636, or 18%. Although the absolute dollar expense increased, the ratio of sales and marketing expense to net sales decreased from 62% for the six months ended June 30, 2021, to 19% for the six months ended June 30, 2022. The increase in costs is attributable to increases in marketing and advertising during the six months ended June 30, 2022, of approximately $889,000 related to the addition of our Viactiv line of products, partially offset by a decrease of approximately $731,000 in marketing program expenditures related to our non-Viactiv product lines. The increase in marketing costs was primarily driven by advertising expenditures for our Calcium, Immune and Omega Boost Gel Bites products. We incurred additional expense related to the launch of our Viactiv® Omega Boost Gel Bites product including creative development, testimonial advertising, account management and social media related costs. Viactiv® Omega Boost Gel Bites is our first product launch under the Viactiv brand since we acquired the business on June 1, 2021, and it represented an important expansion of the Viactiv brand beyond calcium products.

General and Administrative and other

For the six months ended June 30, 2022, general and administrative and other expenses were $5,668,256, as compared to $4,829,277 for the six months ended June 30, 2021, an increase of $838,979, or 17%. The increase was primarily driven by increases of approximately $298,000 in the amortization of intangibles, $210,000 in payroll costs, $92,000 in state franchise taxes, $118,000 in professional fees, $210,000 in legal fees, $126,000 in insurance costs, which amounts were partially offset by decreases of approximately $175,000 in stock-based compensation, $61,000 in consulting fees and $34,000 in rent expense. Although the absolute dollar expense increased, the ratio of general and administrative and other expense to net sales decreased from 331% for the six months ended June 30, 2021, to 100% for the six months ended June 30, 2022.

Acquisition Transaction Costs

For the six months ended June 30, 2021, acquisition transaction costs were $2,103,680 all of which relate to our acquisition of Activ on June 1, 2021. We did not have any acquisition costs in the six months ended June 30, 2022.

Net Loss

For the six months ended June 30, 2022, we incurred a net loss of $4,320,450, compared to a net loss of $7,209,813 for the six months ended June 30, 2021.

Liquidity and Capital Resources

For the six months ended June 30, 2022, we incurred a net loss of approximately $4,320,450 and used cash in operating activities of approximately $4,801,000. At June 30, 2022, we had cash on hand of approximately $4,225,000, short term investments of approximately $10,007,000 and working capital of approximately $17,406,000.

On February 23, 2022, we closed a securities offering that generated net proceeds to us, after deducting placement agent fees and offering expenses payable by us, of approximately $9,969,000. (see “February 2022 Offering”)

Notwithstanding the net loss for the six months ended June 30, 2022, management believes that our current cash balance and short-term investments are sufficient to fund operations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(4,800,765)	$(7,285,354)
Net cash used in investing activities	(5,013,539)	(32,961,980)
Net cash provided by financing activities	9,944,928	37,231,013
Net increase (decrease) in cash	$130,624	$(3,016,321)

Operating Activities

Net cash used in operating activities was $4,800,765 during the six months ended June 30, 2022, as compared to $7,285,354 for the six months ended June 30, 2021. The decrease of $2,484,589 in cash used by operating activities was due primarily to the $2,103,680 acquisition costs incurred during the six months ended June 30, 2021 related to our purchase of Activ on June 1, 2021, partially offset by increased operating cash flows from the Activ business for the six months ended June 30, 2022.

Investing Activities

Net cash used in investing activities was $5,013,539 for the six months ended June 30, 2022, and $32,961,980 for the six months ended June 30, 2021.Cash used in investing activities for the six months ended June 30, 2021 included approximately $26,000,000 expended for the acquisition of Activ on June 1, 2021. Cash used in investing activities during the six months ended June 30, 2022 consists primarily of the purchases and sales of US Treasury Bills

Financing Activities

Net cash provided by financing activities was $9,944,928 for the six months ended June 30, 2022 and consisted primarily of the sale of common stock resulting in net proceeds of $8,834,899 and warrant exercises resulting in net proceeds of $1,134,040. Net cash provided by financing activities was $37,231,013 for the six months ended June 30, 2021, resulting from the sale of common stock resulting in net proceeds of $33,662,597 and the warrant exercises resulting in net proceeds of $3,568,414.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding or claim against the Company that the Company believes could have a material adverse effect on its business, operating results, cash flows or financial condition. The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. Regardless of the outcome, such proceedings or claims can have a material adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, other than as described herein and below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Risks Related to the Company’s Business

Inflation and potential recession

We are, and our suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. The competition in labor has driven significant increases in wages in order to compete for sufficient labor availability and has significantly affected our supplier costs. Additionally, the increase in fuel costs has also impacted transportation costs. Although we do not believe that inflation has had a material effect on our business, financial condition or results of operations, it may in the future. We are monitoring cost structures and evaluating to what extent any such costs can be passed on to customers, taking into account the overall impact of increasing inflation and interest rate pressures on consumers. We have communicated a price increase to our retail partners during the three months ended June 30, 2022. We expect this price increase to be implemented by year end. We expect input cost inflation to continue at least throughout 2022. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

Risks Related to the Company’s Common Stock

The Company received a written notice from Nasdaq that it has failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in the Company’s being delisted from the Nasdaq Stock Market.

On January 25, 2022, the Company received a written notice from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company had not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the notice, or until July 25, 2022, to regain compliance with the minimum bid price requirement. The Company did not regain compliance during the compliance period ended July 25, 2022, and accordingly the Company requested that Nasdaq grant it a second 180 calendar day period to regain compliance.

On July 26, 2022, the Company received a written notice from Nasdaq that the Company is eligible for a second 180 calendar day period, or until January 23, 2023, in order to regain compliance with the $1.00 minimum bid price requirement. Nasdaq’s determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, there can be no assurance that the reverse stock split would be approved by the Company’s stockholders. Previously, at the Company’s Annual Meeting of Stockholders held on June 16, 2022, the proposal to grant discretionary authority to the Company’s board of directors to amend the Company’s Certificate of Incorporation, as amended, to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares at a specific ratio within a range of no split to a maximum of a 1-for-30 split, with the exact ratio to be determined by the board of directors in its sole discretion was not approved by the requisite vote of a majority of the Company’s issued and outstanding shares. To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days prior to January 23, 2023.

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum bid price requirement during the compliance period. If the Company fails to regain compliance during the second 180-day period that will expire on January 23, 2023, then Nasdaq will notify the Company of its determination to delist its common stock, at which point the Company will have an opportunity to appeal the delisting determination to the Hearing Review Council. If the Company is delisted from Nasdaq, its common stock may be eligible for trading on an over-the-counter market. If the Company is not able to obtain a listing on another stock exchange or quotation service for the Company’s common stock, it may be extremely difficult or impossible for stockholders to sell their shares. Further, there can be no assurance that the market price per new share of the Company’s common stock after a reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of the Company’s common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by the Company’s stockholders, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardion Health Sciences, Inc.

August 11, 2022	By:	/s/ Bret Scholtes
Bret Scholtes
Chief Executive Officer
(Principal Executive Officer)

August 11, 2022	By:	/s/ Jeffrey Benjamin
Jeffrey Benjamin
Chief Accounting Officer
(Principal Financial and Accounting Officer)

