Form 10-Q
period 2022-09-30
Guardion Health Sciences, Inc.
filed 2022-11-14
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 5, 2022, there were 61,600,823 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$12,946,003	$4,093,927
Short-term investments	-	4,995,623
Accounts receivable, net	1,873,743	1,411,567
Inventories	1,952,931	367,691
Prepaid expenses	1,038,439	1,200,376

Total current assets	17,811,116	12,069,184

Property and equipment, net	53,763	111,378
Intangible assets, net	10,363,333	11,255,833
Operating lease right-of-use asset, net	-	24,257

Total assets	$28,228,212	$23,460,652

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,040,596	$241,347
Accrued expenses	683,158	895,477
Operating lease liability - current	9,472	22,221

Total current liabilities	1,733,226	1,159,045

Operating lease liability – long-term	-	3,807

Total liabilities	1,733,226	1,162,852

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 61,600,823 shares and 24,426,993 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	61,601	24,427
Additional paid-in capital	111,252,019	101,075,445
Accumulated deficit	(84,818,634)	(78,802,072)

Total stockholders’ equity	26,494,986	22,297,800

Total liabilities and stockholders’ equity	$28,228,212	$23,460,652

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Clinical nutrition	$2,663,550	$3,109,525	$8,304,663	$4,443,113
Other	-	39,087	18,719	162,515
Total revenue	2,663,550	3,148,612	8,323,382	4,605,628

Cost of goods sold
Clinical nutrition	1,575,366	1,730,318	4,739,197	2,454,423
Other	-	30,268	-	104,417
Total cost of goods sold	1,575,366	1,760,586	4,739,197	2,558,840

Gross profit	1,088,184	1,388,026	3,584,185	2,046,788

Operating expenses
Research and development	60,203	16,234	162,418	53,598
Sales and marketing	526,193	777,526	1,583,349	1,754,321
General and administrative	2,231,895	3,297,725	7,875,894	8,048,713
Transaction costs related to acquisition	-	-	-	2,103,680
Impairment of right-of-use asset	-	280,176	24,257	280,176
Loss on disposal of fixed assets	9,287	31,883	9,287	31,883

Total operating expenses	2,827,578	4,403,544	9,655,205	12,272,371

Loss from operations	(1,739,394)	(3,015,518)	(6,071,020)	(10,225,583)

Other income (expense):
Interest income, net	43,282	682	54,458	934

Net loss	$(1,696,112)	$(3,014,836)	$(6,016,562)	$(10,224,649)

Net loss per common share - basic and diluted	$(0.03)	$(0.12)	$(0.11)	$(0.44)
Weighted average common shares outstanding – basic and diluted	61,600,823	24,426,993	54,196,178	23,413,055

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	24,426,993	$24,427	$101,075,445	$(78,802,072)	$22,297,800
Fair value of vested stock options	-	-	85,963	-	85,963
Fair value of vested restricted stock	-	-	59,906	-	59,906
Common stock issued for cash, net of offering costs	32,550,000	32,550	8,802,349	-	8,834,899
Common stock issued upon exercise of warrants	4,450,000	4,450	1,129,590	-	1,134,040
Net loss	-	-	-	(2,618,487)	(2,618,487)
Balance at March 31, 2022	61,426,993	61,427	111,153,253	(81,420,559)	29,794,121
Fair value of vested stock options	-	-	61,818	-	61,818
Fair value of vested restricted stock	-	-	11,585	-	11,585
Issuance of vested restricted stock, net of shares withheld for payment of employee withholding tax	173,830	174	(24,185)	-	(24,011)
Net loss	-	-	-	(1,701,963)	(1,701,963)
Balance at June 30, 2022	61,600,823	61,601	111,202,471	(83,122,522)	28,141,550
Fair value of vested stock options	-	-	44,101	-	44,101
Fair value of vested restricted stock	-	-	5,447	-	5,447
Net loss	-	-	-	(1,696,112)	(1,696,112)
Balance at September 30, 2022	61,600,823	$61,601	$111,252,019	$(84,818,634)	$26,494,986

	Three Months and Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,170,628	$15,171	$62,583,423	$(54,083,328)	$8,515,266
Cumulative adjustment due to adoption of ASU 2020-06	-	-	-	26,265	26,265
Fair value of vested stock options	-	-	205,772	-	205,772
Fair value of vested restricted stock	-	-	181,843	-	181,843
Common stock issued for cash, net of offering costs	7,608,674	7,608	33,654,989	-	33,662,597
Common stock issued upon exercise of warrants	1,647,691	1,648	3,566,767	-	3,568,415
Net loss	-	-	-	(2,669,525)	(2,669,525)
Balance at March 31, 2021	24,426,993	24,427	100,192,794	(56,726,588)	43,490,633

Fair value of vested stock options	-	-	183,452	-	183,452
Fair value of vested restricted stock	-	-	159,640	-	159,640
Net loss	-	-	-	(4,540,288)	(4,540,288)
Balance at June 30, 2021	24,426,993	24,427	100,535,886	(61,266,876)	39,293,437
Fair value of vested stock options	-	-	200,005	-	200,005
Common stock issued for services	-	-	164,443	-	164,443
Net loss	-	-	-	(3,014,836)	(3,014,836)
Balance at September 30, 2021	24,426,993	$24,427	$100,900,334	$(64,281,712)	$36,643,049

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Operating Activities
Net loss	$(6,016,562)	$(10,224,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	946,397	457,782
Loss on disposal of fixed assets	9,287	31,883
Impairment of right-of-use asset	24,257	280,176
Fair value of vested stock options	191,882	589,229
Fair value of vested restricted common stock	76,938	505,926
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(41,679)	(457,680)
Inventories	(1,585,240)	205,401
Prepaid expenses	(258,560)	(1,017,755)
Operating lease right-of-use asset	-	119,579
Increase (decrease) in:
Accounts payable	799,249	260,911
Operating lease liability	(16,556)	(120,839)
Accrued expenses	(212,319)	440,822
Payable to former officer	-	(148,958)
Net cash used in operating activities	(6,082,906)	(9,078,172)

Investing Activities
Purchase of property and equipment	(5,569)	(76,809)
Purchase of US Treasury Bills	(77,591,741)	(62,975,823)
Sale of US Treasury Bills	82,587,364	55,981,015
Cash paid for acquisition; net of cash acquired	-	(26,036,102)
Net cash provided by (used in) investing activities	4,990,054	(33,107,719)

Financing Activities
Proceeds from sale of common stock, net	8,834,899	33,662,599
Proceeds from exercise of warrants	1,134,040	3,568,414
Payment for employee withholding tax	(24,011)	-
Net cash provided by financing activities	9,944,928	37,231,013

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	8,852,076	(4,954,878)
Balance at beginning of period	4,093,927	8,518,732
Balance at end of period	$12,946,003	$3,563,854

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$20,844
Interest	$-	$-

Non-cash financing activities:
Adjust warrant liability for adoption of ASU 2020-06	$-	$25,978

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

1. Organization and Business Operations

Business

Guardion Health Sciences, Inc., a Delaware corporation (the “Company”), was incorporated in June 2015, and is currently headquartered in Houston, Texas. The Company develops and distributes clinically supported nutritional medical foods and dietary supplements. These products are designed to support retail consumers, healthcare professionals and providers, and their patients by strengthening bone health and immune health to guard the body from the forces of aging though a scientifically developed combination of Calcium, Vitamin D, and Vitamin K.

On June 1, 2021, the Company acquired Activ Nutritional, LLC (“Activ”), the owner and distributor of the Viactiv® line of supplements for bone health and other applications (see Note 3). As a result of the Activ acquisition, the Company’s commercial efforts fundamentally changed to its current focus on science-based clinical nutrition and supplements.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2022, the Company incurred a net loss of $6,016,562 and used cash in operating activities of $6,082,906. At September 30, 2022, the Company had cash on hand totaling $12,946,003 and working capital of $16,077,890.

Notwithstanding the net loss for the nine months ended September 30, 2022, management believes that its current cash as of September 30, 2022 is sufficient to ensure continuation of the Company as a going concern for at least one year from the date of this Quarterly Report on Form 10-Q.

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

COVID-19 and Inflation

COVID-19 and Supply Disruptions. The Company’s financial results for the nine months ended September 30, 2022 have been affected by supply chain constraints due, in large part, to the COVID-19 pandemic and resulting labor shortages and increased wages experienced by the Company’s suppliers. These constraints began in the fourth quarter of 2021 and have continued into 2022 and have impacted the Company’s ability to obtain inventory to fulfill customer orders for its Viactiv branded products on a timely basis and may continue to impact the Company’s ability to fulfill customer orders going forward which may have a material adverse effect on the Company’s business and results of operations. Additionally, the Company is subject to out-of-stock fees to certain retailers in the event that the Company is unable to adequately maintain certain inventory levels of its Viactiv products with such retailers. Although the Company expects these supply chain challenges to continue through 2022 and into 2023, the Company has begun to see some improvement in the inventory production cycle.

Inflation. The continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, most notably dramatic increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in the quarter ended September 30, 2022, and may continue to impact business in future periods. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business.

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

In accordance with Nasdaq Listing Rule 5810(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the notice, or until July 25, 2022, to regain compliance with the $1.00 minimum bid price requirement. The Company did not regain compliance during the compliance period ended July 25, 2022. Accordingly, the Company requested that Nasdaq grant the Company a second 180 calendar day period to regain compliance.

On July 26, 2022, the Company received a written notice from Nasdaq that the Company was granted a second 180 calendar day period, or until January 23, 2023, to regain compliance with the $1.00 minimum bid price requirement. Nasdaq’s determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Previously, at the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 16, 2022, the proposal to grant discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation, as amended, to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares at a specific ratio within a range of no split to a maximum of a 1-for-30 split, with the exact ratio to be determined by the Board of Directors in its sole discretion (the “Reverse Stock Split”) was not approved by the requisite vote of a majority of the Company’s issued and outstanding shares. Although 63% of the stockholders represented at the Annual Meeting voted in favor of the Reverse Stock Split, more than 50% of the Company’s issued and outstanding shares were required to vote in favor of the Reverse Stock Split. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to January 23, 2023.

The Company is carefully assessing potential actions to regain compliance, including, without limitation, holding a special stockholders’ meeting to solicit approval of a Reverse Stock Split; however, the Company may be unable to regain compliance with the $1.00 minimum bid price requirement during the compliance period. If the Company fails to regain compliance during the second 180-day period that will expire on January 23, 2023, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to the Hearing Review Council at Nasdaq, before the Company’s common stock is formally delisted.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 31, 2022. The condensed consolidated balance sheet as of December 31, 2021, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

For the year ended December 31, 2021, management concluded that the Company had one operating and reporting segment made up of its clinical nutrition business, and management changed the Company’s reportable segments to align with these revisions to the Company’s internal reporting structure. The Company previously had two reportable segments, which included a clinical nutrition segment and a medical devices segment. At September 30, 2022 and December 31, 2021, as there was only one reporting unit, all of the Company’s prior period segment information has been eliminated.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and, if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes revenue and costs of sales when control of the products transfers to the customer, which generally occurs upon delivery to the customer. The Company’s performance obligations are satisfied upon delivery to the customer. All products sold by the Company are distinct individual products and are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from products.

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

Revenues by geographical area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$2,663,550	$3,132,782	$8,304,483	$4,481,439
Asia	-	29,584	-	117,633
Europe and other	-	(13,754)	18,899	6,556
	$2,663,550	$3,148,612	$8,323,382	$4,605,628

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

The Company outsources the production of substantially all of its products with a third-party that manufactures and packages the finished products under a product supply agreement.

Costs incurred related to third-party outsourcing, which includes manufacturing, order processing and fulfillment, customer invoicing, collections and warehousing, were approximately $1,876,259 and $4,951,259 for the three months ended September 30, 2022 and 2021, respectively, and $1,932,967 and $2,560,487 for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees, and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $209,804 and $182,580 for the three months ended September 30, 2022 and 2021, respectively, and $622,178 and $277,997 for the nine months ended September 30, 2022 and 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $385,010 and $513,701 for the three months ended September 30, 2022 and 2021, respectively, and $1,264,740 and $1,203,421 for the nine months ended September 30, 2022 and 2021, respectively.

Concentrations

Revenue. During the three months ended September 30, 2022, the Company had one customer that accounted for 57% of total revenue. During the three months ended September 30, 2021, the Company had two customers that accounted for 49% and 10% of the Company’s total revenue. No other customer accounted for more than 10% of revenue, during the three months ended September 30, 2022 and 2021. The Company sells the majority of its products to one of the largest retailers in the United States. Activ has been selling to this retailer for several years.

During the nine months ended September 30, 2022, the Company had one customer that accounted for 56% of total revenue. During the nine months ended September 30, 2021, the Company had two customers that accounted for 42% and 10% of the Company’s total revenue. No other customer accounted for more than 10% of revenue, during the nine months ended September 30, 2022 and 2021.

Accounts receivable. As of September 30, 2022, the Company had accounts receivable from one customer which comprised approximately 63% of its accounts receivable. As of December 31, 2021, the Company had accounts receivable from two customers which comprised approximately 50% and 48% of its accounts receivable. No other customer accounted for more than 10% of accounts receivable as of September 30, 2022 and December 31, 2021. Historically the Company has not experienced any collectability issues with this customer.

Purchases from vendors. During the three months and nine months ended September 30, 2022, the Company utilized one manufacturer for most of its production and packaging of its clinical nutrition products. Total purchases from this manufacturer accounted for approximately 49% of all purchases during the three months ended September 30, 2022. There was one other vendor during the three months ended September 30, 2022 that accounted for 12% of total purchases. During the three months ended September 30, 2021, the Company’s largest vendor accounted for approximately 38% of all purchases. During the nine months ended September 30, 2021, the Company’s largest vendors accounted for approximately 16% and 15% of all purchases. No other vendor accounted for more than 10% of purchases during the three months and nine months ended September 30, 2022 and 2021.

Accounts payable. As of September 30, 2022, one vendor accounted for 88% of total accounts payable. As of December 31, 2021, the Company’s largest two vendors accounted for 18% and 13% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of September 30, 2022 and December 31, 2021.

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with a major, established, high quality financial institution and short-term (original maturity of generally 60 days or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy and are valued using the net asset value (“NAV”) per share of the money market fund. As of September 30, 2022, included in cash and cash equivalents was $12,917,044 held in the Goldman Sachs Financial Square Government Institutional Fund.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company has not experienced any losses to date resulting from this policy, and management believes that the risk of loss associated with any uninsured balances is remote.

Investments

Short-term investments held by the Company as of December 31, 2021 consist of a U.S. Treasury Bill, which is classified as held-to-maturity. The Company’s U.S. Treasury Bill was scheduled to mature approximately 30 days from the date of purchase. Unrealized gains and losses were not material. As of December 31, 2021, the carrying value of the Company’s U.S. Treasury Bill approximates its fair value due to its short-term maturity. As of September 30, 2022, the Company held no short-term investments.

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

At September 30, 2022, management concluded that there were no impairment triggering events. If economic uncertainty increases and/or the global economy worsens, the Company’s business, financial condition and results of operations may be sufficiently impacted to result in future impairment charges in the short-term. Management will continue to monitor the effects that macroeconomic conditions have on its business and operations, and will review impairment indicators to the extent necessary in the upcoming months.

Stock-Based Compensation

Stock-based awards for stock options and restricted stock awards to employees and non-employees are accounted using the fair value method in accordance with ASC 718, Share-Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value-based method, such as a Black-Scholes option valuation model, and is recognized as an expense on a straight-line basis over the requisite service periods. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of the Company’s common stock on the date of grant, and is recognized as an expense on a straight-line basis over the requisite service periods. Recognition of compensation expense for non-employees is accounted for in the same period and manner as if the Company had paid cash for the services.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	September 30,
	2022	2021
Warrants	74,485,067	485,067
Options	723,510	1,019,762
Unvested restricted common stock	33,333	-
	75,241,910	1,504,829

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$4,995,623	-	-	4,995,623
Total assets	$4,995,623	$-	$-	$4,995,623

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

The Company consolidated Activ’s operations with the Company’s operations commencing on June 1, 2021. Subsequently, goodwill of $11,893,134 was written off as impaired at December 31, 2021.

Activ’s revenue and operating income (loss) included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$2,563,398	$2,998,117	$8,006,229	$4,047,920
Operating income (loss)	(38,598)	496,621	155,974	727,909

Pro Forma Information

The following unaudited pro forma condensed consolidated statement of operations for the three months and nine months ended September 30, 2021 is presented as if the acquisition of Activ had occurred on January 1, 2021, and after giving effect to certain pro forma adjustments. The pro forma condensed consolidated statement of operations is presented for informational purposes only and is not indicative of the results of operations that would have necessarily been achieved if the acquisition had actually been consummated on January 1, 2021.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$3,148,612	$10,138,421
Net loss	$(3,014,836)	$(7,726,233)
Net loss per share – basic and diluted	$(0.12)	$(0.31)

Acquisition-related transaction costs of $2,103,680 (consisting of legal, due diligence, valuation, investment banking fees and costs and other professional fees) are not included as a component of consideration transferred but were expensed as incurred. During the three months and nine months ended September 30, 2022, the Company incurred no acquisition-related costs.

4. Inventories

Inventories consisted of the following on the dates noted below:

	September 30,	December 31,
	2022	2021
Raw materials	$49,699	$53,320
Finished goods	1,903,232	314,371
	$1,952,931	$367,691

The Company’s inventories are stated at the lower of cost or net realizable value calculated on a first-in, first-out basis.

5. Property and Equipment, Net

Property and equipment, net consisted of the following on the dates noted below:

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$110,175	$129,696
Computer equipment and software	66,115	111,469
Other	-	6,540
	176,290	247,705
Less accumulated depreciation and amortization	(122,527)	(136,327)
	$53,763	$111,378

Depreciation expense for the three months ended September 30, 2022 and 2021 was $14,717 and $20,008, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $53,897 and $61,115, respectively. During the nine months ended September 30, 2022, assets with a cost of $50,923, and accumulated depreciation of $41,636, were removed from property and equipment and resulted in a loss on disposal of $9,287.

6. Intangible Assets, Net

Intangible assets, net consisted of the following on the dates noted below:

	September 30,	December 31,
	2022	2021
Trade name	$9,200,000	$9,200,000
Customer relationships	2,700,000	2,700,000
Trademark	50,000	50,000
	11,950,000	11,950,000
Less accumulated amortization	(1,586,667)	(694,167)
	$10,363,333	$11,255,833

Amortizable finite-lived identifiable intangible assets consist of a trade name and customer relationships acquired in the acquisition of Activ, effective as of June 1, 2021 (see Note 3), and are being amortized over a period of 10 years. There were no impairment charges incurred in the periods presented. At September 30, 2022 and December 31, 2021, the trademark was classified as an indefinite-lived intangible asset.

For the three months and nine months ended September 30, 2022, amortization expense was $297,500 and $892,500, respectively. For the three months and nine months ended September 30, 2021, amortization expense was $297,500 and $396,667, respectively. The expected future amortization expense for amortizable finite-lived intangible assets as of September 30, 2022 is as follows:

Total
2022 (remaining 3 months)	$297,500
2023	1,190,000
2024	1,190,000
2025	1,190,000
2026	1,190,000
Thereafter	5,255,832
Total future expected amortization expense	$10,313,332

7. Operating Leases

At September 30, 2022, the Company leased its primary corporate office space located in Houston, Texas, under a month-to-month lease with a lease payment of approximately $2,200 per month. Additionally, at September 30, 2022, the Company leased a warehouse space in Greenville, Ohio under an operating lease with a monthly lease payment of approximately $1,900. The Company ceased its operations in the Greenville, Ohio warehouse in December 2021 and this associated lease obligation will terminate in February 2023.

During the three months ended September 30, 2022 and 2021, rent expense totaled $6,884 and $44,548, respectively. During the nine months ended September 30, 2022 and 2021, rent expense totaled $22,991 and $132,002, respectively.

As of December 31, 2021, the Company’s right-of-use asset related to its warehouse space totaled $24,257. During the nine months ended September 30, 2022, the Company determined this right-of-use asset was fully impaired in light of the Company’s decision to cease operations at the warehouse location, and recorded an impairment charge of $24,257. At September 30, 2022, the net right-of-use asset was $0.

As of December 31, 2021, the Company’s operating lease liability related to its warehouse space totaled $26,028. During the nine months ended September 30, 2022, the Company made payments of $16,556 towards the operating lease liability. As of September 30, 2022, the Company’s operating lease liabilities totaled $9,472.

As of September 30, 2022, the remaining lease term related to the warehouse space was 5 months, and the discount rate for the warehouse space lease is 3.9%.

Future minimum lease payments under the leases are as follows:

Year ending	Operating Lease

2022 (remaining 3 months)	$5,739
2023	3,826
Total lease payments	9,565
Less: Imputed interest/present value discount	(93)
Present value of lease liabilities	9,472
Less: Current portion	(9,472)
$-

8. Stockholders’ Equity

Common Stock

February 2022 Offering

On February 18, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company issued and sold, (i) 32,550,000 units, at $0.30 per unit, with each unit consisting of one share of the Company’s common stock, one warrant to purchase one share of the Company’s common stock at an exercise price of $0.37 per share that expires on the fifth anniversary of the date of issuance (“Series A Warrant”) and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.37 per share that expires on the 18 month anniversary of the date of issuance (“Series B Warrant”), and (ii) 4,450,000 pre-funded units, at $0.2999 per unit, with each unit consisting of one pre-funded warrant to purchase one share of the Company’s common stock at an exercise price of $0.0001 per share (a “Pre-Funded Warrant” and together with the Series A Warrants and Series B Warrants, the “Warrants”), one Series A Warrant and one Series B Warrant (collectively, the “February 2022 Offering”).

The exercise prices of the Series A Warrants and Series B Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, in the event the Company effects a reverse stock split during the term of the Series A Warrants and Series B Warrants, the exercise price of such warrants following such reverse split will be subject to further adjustment in the event the trading price of our common stock following such reverse stock split is lower than the exercise price of such warrants. Also, subject to customary exceptions, the exercise price of the Series A Warrants is subject to adjustment in the event of issuances of the Company’s common stock or common stock equivalents at a price below the exercise price of the Series A Warrants. In such event, the exercise price of the Series A Warrants will be reduced to the price of the securities issued in such transactions. In the event of a fundamental transaction, the holder of a warrant shall have the option, exercisable at any time concurrently with, or within 30 days after, the consummation of the fundamental transaction to cause the Company to purchase such warrant from the holder for cash in an amount equal to the Black Scholes value of such warrant calculated in accordance with the terms of warrant.

On February 18, 2022, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners LLC (“Roth”) and Maxim Group LLC, as co agents (collectively, the “Agents”), pursuant to which the Company paid the Agents an aggregate fee equal to 7.0% of the gross proceeds from the units sold in the February 2022 Offering and reimbursed the Agents $100,000 for expenses incurred in connection with the February 2022 Offering. In addition, the Company issued warrants (the “Placement Agent Warrants”) to Roth to purchase up to 1,850,000 shares of the Company’s common stock exercisable at an exercise price of $0.37 per share. The Placement Agent Warrants were immediately exercisable and expire on the fifth anniversary of the date of the issuance.

On February 23, 2022, the Company closed the February 2022 Offering, and issued (i) 32,550,000 shares of common stock, (ii) Series A Warrants to purchase 37,000,000 shares of common stock, (iii) Series B Warrants to purchase 37,000,000 shares of common stock, and (iv) Pre-Funded Warrants to purchase 4,450,000 shares of common stock. The gross proceeds from the February 2022 Offering were $11,100,000 and the net proceeds, after deducting the placement agent fees and offering expenses payable by us, were approximately $9,969,000. Included in the proceeds were net proceeds of approximately $1,134,000 from the exercise of warrants exercised in connection with the February 2022 Offering.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2021	485,067	$2.71	2.46
Granted	78,450,000	0.37	2.75
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	(4,450,000)	-	-
September 30, 2022, all exercisable	74,485,067	$0.38	2.74

The exercise prices of warrants outstanding and exercisable as of September 30, 2022 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
74,000,000	$0.37
160.108	2.05
146,667	2.67
112,001	3.30
37,700	3.51
18,174	17.25
10,417	30.00
74,485,067

During the nine months ended September 30, 2022, and in connection with the February 2022 Offering described above, investors exercised warrants to purchase 4,450,000 shares of the Company’s common stock. The warrants were exercisable for a price of $0.2999 per share, which resulted in gross proceeds to the Company of $1,334,555, and net proceeds of $1,134,040.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2021	853,088	$6.34	6.5
Granted	66,668	0.15	5
Forfeitures	(100,102)		-
Expirations	(96,144)	12.00	-
Exercised	-	-	-
September 30, 2022, outstanding	723,510	5.26	6.2
September 30, 2022, exercisable	540,552	-		=

The exercise prices of options outstanding and exercisable as of September 30, 2022 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
66,668	16,672	$0.15
41,667	28,645	0.91
50,000	16,667	1.61
50,000	31,245	1.76
41,667	41,667	2.33
16,667	16,667	3.25
152,671	84,819	3.95
191,670	191,670	6.00
112,500	112,500	15.00
723,510	540,552

During the nine months ended September 30, 2022, the Company granted options to purchase an aggregate of 66,668 shares of common stock to each of the four independent members of the Company’s Board of Directors in connection with the compensation plan for such directors, with a grant date fair value of $7,793 using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 0%, (iii) zero expected dividend yield, and (iv) an expected life of 3 years. The options have an exercise price of $0.15 per share. 8,336 of the options vested on June 30, 2022 and the remaining options vest pro-rata on a quarterly basis thereafter over two years, subject to continued service.

During the nine months ended September 30, 2021, the Company granted options to purchase 269,339 shares of common stock to the Company’s employees and to the independent members of the Board of Directors with a grant date fair value of $652,360 using a Black-Scholes option pricing model based on the following assumptions: (i) volatility rates of 117% to 119%, (ii) a discount rate of 0.38% to 1.28%, (iii) zero expected dividend yield, and (iv) an expected life of 6 years. The options have an exercise price of $1.61 to $3.95 per share. 67,558 of the options vested on the one-year anniversary of the grant date, 135,113 of the options will vest on monthly basis over two years, and 66,668 of the options will vest ratably over three years, subject to continued service. As described above, as part of their annual compensation for service on the Board of Directors, each of the five independent directors received an annual stock option grant for 16,333 shares of the Company’s common stock on June 30, 2021.

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

For the nine months ended September 30, 2022 and 2021, the Company recognized aggregate stock-compensation expense of $191,882 and $589,229, respectively, related to the fair value of vested options.

As of September 30, 2022, the Company had an aggregate of 182,958 remaining unvested options outstanding, with a remaining fair value of approximately $321,331 to be amortized over an average of 5 years. Based on the closing price of the Company’s common stock on September 30, 2022 of $0.14 per4per share, the aggregate intrinsic value of options outstanding as of September 30, 2022 was $0.

Restricted Common Stock

During the nine months ended September 30, 2022, there were no grants of restricted shares of Company common stock. During the nine months ended September 30, 2022, approximately 211,005 shares of previously granted restricted stock that had vested were issued, net of 37,145 shares withheld related to tax withholding obligations in the amount of $24,011. Shares withheld are retired and deducted from common stock at par value and from additional paid in capital for the excess over par value.

During the nine months ended September 30, 2021, the Company granted 244,338 restricted shares of the Company’s common stock, including 152,671 restricted shares of common stock to the Company’s Chief Executive Officer that vested in January 2022, 41,667 restricted shares of common stock to a consultant for services, which shares were fully vested on August 15, 2021, and 50,000 restricted shares of common stock to the Company’s Chief Commercial Officer, which shares vest pro-rata one third per year for three years on each annual anniversary of the grant date, subject to continued employment with the Company.

The total fair value of the 244,338 restricted shares of common stock was determined to be $742,911 based on the price per share of the Company’s common stock on the dates such shares were granted. During the nine months ended September 30, 2022 and 2021, the Company recognized share-based compensation expense of $76,938 and $505,926, respectively, related to vested restricted shares. At September 30, 2022, there was $24,892 of unvested compensation related to the non-vested shares that will be amortized over a remaining vesting period of 1.75 years.

The following table summarizes restricted common stock activity for the nine months ended September 30, 2022:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2021	202,671	$3.37
Granted	-	-
Vested	(169,338)	3.72
Forfeited	-
Non-vested shares, September 30, 2022	33,333	1.61

2018 Equity Incentive Plan

In 2018, the Company’s stockholders originally approved the 2018 Equity Incentive Plan (as amended, the “2018 Plan”). Under the 2018 Plan (as amended, as described below), up to 10,000,000 shares of common stock may be granted to employees, directors and consultants in the form of stock options, restricted stock units and other stock-based awards. The total number of shares issuable under the 2018 Plan was increased from 1,666,666 to 10,000,000 on September 16, 2022, the date the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares eligible under the 2018 Plan to 10,000,000 shares. The terms of awards granted under the 2018 Plan are generally determined by the Compensation Committee of the Board of Directors, subject to the provisions of the 2018 Plan. Options granted under the 2018 Plan expire depending on the individual terms of each grant. The vesting of stock options and restricted stock units granted under the 2018 Plan is variable based on the individual terms of each individual grant. During the nine months ended September 30, 2022 there were 66,668 stock options issued under the 2018 Plan to the independent members of the Company’s Board of Directors in connection with the compensation plan for such directors. During the nine months ended September 30, 2021, the Company granted options to purchase 202,671 shares of common stock, consisting of 152,671 stock options to the Company’s Chief Executive Officer and 50,000 stock options to the Company’s Chief Commercial Officer. During the nine months ended September 30, 2021 there were also 66,668 stock options issued under the 2018 Plan to the independent members of the Company’s Board of Directors in connection with the compensation plan for such directors. During the nine months ended September 30, 2021, the Company granted 202,671 restricted shares of the Company’s common stock, including 152,671 restricted shares of common stock to the Company’s Chief Executive Officer and 50,000 restricted shares of common stock to the Company’s Chief Commercial Officer under the 2018 Plan.

As of September 30, 2022, the Company has granted 611,007 stock options and 202,671 shares of restricted common stock under the 2018 Plan. As of September 30, 2022, there was a balance of 9,186,322 shares of common stock available for grants under the 2018 Plan.

9. Commitments and Contingencies

Legal Proceedings

In the normal course of business, the Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations. At September 30, 2022 and December 31, 2021, the Company was not a party to any material legal proceedings and is not aware of any pending or threatened legal proceedings against the Company that it believes could have a material adverse effect on its business, operating results, cash flows or financial condition.

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

The acquisition and integration of the Viactiv line of products has materially changed our financial position, market profile and brand focus, and has also expanded our search for additional business opportunities in the short-term, both internal and external. Our operations and financial results for the three months ended September 30, 2022 are comparable to the three months ended September 30, 2021, which was the first quarter that we owned Activ for all three months. Neither the operations or the financial results for the nine months ended September 30 2022 are comparable to the nine months ended September 30, 2021 since we acquired Activ on June 1, 2021.

We believe the Activ acquisition added other valuable attributes that are helping us achieve our goals, including (1) Viactiv’s brand awareness and acceptance from the consumer; (2) experienced management; (3) established distribution and supply networks and relationships; (4) product development potential; and (5) a long track record of revenue growth and profitability.

●	Brand awareness – Viactiv was initially launched by industry leaders Mead Johnson/Johnson & Johnson approximately twenty years ago, and we believe this history, along with the product’s marketing campaigns, taste profile and receipt of consistently positive consumer reviews, have led to strong consumer awareness and acceptance. We are leveraging this strong consumer awareness to expand the Viactiv brand beyond calcium chews. We launched an Omega-3 product earlier this year called Omega Boost Gel Bites, and we are marketing it to a similar target audience as the calcium chews. This is along with cross selling across products are important actions we are taking to take advantage of the Viactiv brand awareness to help us grow our business.

●	Experienced management – As part of the Activ acquisition, we appointed Craig Sheehan as our Chief Commercial Officer. Mr. Sheehan was the senior executive responsible for the Viactiv brand as a member of the executive leadership team of Adare, and he has made strong contributions to our leadership team. We have added professionals to the Viactiv marketing and operations staff which has helped us scale our capabilities and better exploit Mr. Sheehan’s leadership and industry experience.

●	Established distribution and supply networks – Viactiv’s products have traditionally been marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target, CVS and Amazon. We added a direct-to-consumer eCommerce capability on our website viactiv.com earlier this year to expand our sales channels. The Viactiv calcium chews can now be purchased through any of these channels, , and we subsequently added our ocular products to this platform. We are also working to leverage our distribution and supply networks to grow our Omega Boost Gel Bites product which is currently sold on our direct-to-consumer site as well as one online retailer. We are evaluating additional channel expansion for Omega Boost Gel Bites in addition to offering bundles with other GHSI products to our customers.

●	Track record of profitability – The Viactiv brand has a strong history of financial success both before and after our acquisition of the brand. Sales in the first nine months of 2022 were impacted by supply chain challenges that limited the inventory we were able to distribute for sale. Our results have also been adversely impacted by general economic conditions that have negatively affected the broader vitamin, mineral and supplement category at retail outlets.

Launch of Viactiv® Omega Boost Gel Bites

In February 2022, we began the marketing of our Viactiv® Omega Boost Gel Bites product, our first expansion of the Viactiv brand since we acquired the business in June 2021. The 1,200 mg Omega-3 gel bites are designed to provide total body support, including cardiovascular, brain, joint and eye health. The new dosage form is able to provide the potency of large, hard-to-swallow soft gels, in a great tasting chewable format that has ten times more Omega-3 than the leading fish oil gummies. The gel bite dosage form has been shown to have better absorption and fewer digestive issues than regular soft gel formulas, as well as no unpleasant fishy aftertaste and no sugar, which is associated with many other Omega-3 products. During the three months ended September 30, 2022, we announced interim results of an independent clinical study designed to evaluate the effectiveness of our new Viactiv Omega Boost Gel Bites at increasing Omega-3 saturation levels on red blood cells. Our interim clinical results showed a 51% improvement in Omega-3 levels in just 4 weeks of customer usage.

We hope that this new product will not only increase our revenues but also be the first of many new product launches over upcoming quarters. The Omega Boost Gel Bites also represent an expansion of the Viactiv brand beyond calcium products. Initial customer reaction has been positive as judged by online reviews. Although sales of our Omega Boost Gel Bites have been modest since its launch, we are optimistic about the potential of the product as we increase consumer awareness, receive additional clinical support for the efficacy of the product, refine our marketing activities and increase distribution.

Adding these products has enabled us to create additional value in multiple ways. We believe the Viactiv brand and established distribution will make our Omega Boost Gel Bites sales and marketing functions more successful. Introducing this new product in 2022 expanded our portfolio beyond calcium chews which is an important aspect of our growth strategy. The Viactiv brand has traditionally focused its marketing of calcium supplements to female purchasers at different life stages. We believe this target audience will also be interested in purchasing our omega-3 supplements that we believe provide a preferred alternative to existing omega-3 soft gels and gummy products.

The introduction of the Omega Boost Gel Bites product greatly expanded the total addressable market for Viactiv by expanding the brand into the established sizeable omega-3 market. We hope that our omega-3 product will distinguish itself from the competition over time.

We have also expanded our sales channels for Viactiv by launching a direct-to-consumer website. This new channel offers Viactiv customers an additional channel to purchase our products, but it also provides customers with more customized offers and information.

We plan to leverage the established distribution channels and marketing experience that Viactiv enjoys to our other products, which we hope will accelerate those products’ revenue growth. Viactiv has traditionally distributed its calcium chews through traditional retailers with physical locations, online retailers and direct to consumer via our website. We launched our Omega Boost Gel Bites on the viactiv.com website, and we continue to add online retailers. We are currently evaluating whether to expand distribution to traditional retailers. Initial customer reaction to the Omega Boost Gel Bites has been positive as judged by online reviews, customer surveys and focus groups. While sales of our Omega Boost Gel Bites have been modest, we are optimistic about the product’s potential as we increase consumer awareness, receive additional clinical support for the efficacy of the product, and refine our marketing activities.

Launch of Direct-to-Consumer Online Store for Viactiv Products

During January 2022, we launched our new e-commerce venue through a Shopify store for our Viactiv line of products (which can be found at www.activ.com). The new e-commerce platform offers Viactiv customers the option of shopping via retail outlets (e.g., grocery, pharmacy, etc.) or online through those same retail websites or directly through our new branded website. We derived approximately 1% of our sales revenue from this channel during the nine months ended September 30, 2022. We hope to increase this revenue segment through a targeted marketing effort to attract existing and new customers through a digital marketing strategy which entails mobile optimization, performance marketing, and brand awareness.

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

Our three primary objectives are:

●	Demonstrate Commercial Success: We are focused on growing sales of our existing Viactiv product portfolio, growing sales of new products introduced in 2022 and positioning the other clinical nutrition products to maximize results. We have taken steps to address this objective during the first nine months of 2022 by launching the new Omega Boost Gel Bites, which adds a key product to our portfolio. New products are also important to reduce the risk of customer of supplier concentrations. We continue to work with our manufacturing partners to begin rebuilding inventories which were negatively impacted by the supply chain constraints we have experienced. Lack of inventory was the biggest impediment to our ability to grow sales of our calcium products in the first half of 2022, but we have made progress in rebuilding these stocks and re-stocking retailers during the three months ended September 30, 2022. We have also communicated a price increase to our retail partners earlier this year that we expect to be implemented by year end. Despite the operational improvements, our sales declined in the three months ended September 30, 2022. These sales declines are consistent with declines in the broader vitamin, mineral and supplement category at retail locations and were also the result of the continuing supply constraints we experienced during the three months ended September 30, 2022.

●	Strengthen our Commercial Engine: We believe we need to effectively implement several strategies, including expanding our distribution within the sales channels, strengthening our Viactiv brand and related marketing, building our innovation pipeline and strengthening our team. During the three months ended September 30, 2022, we continued to discuss new distribution opportunities with new and existing customers as well as enhancing our direct to consumer capability on viactiv.com. We also advanced our marketing efforts by conducting consumer surveys and focus groups. We continue to monitor customer trends and identify opportunities for new product development, but we do not plan to launch another new product this year. We plan to use the remainder of 2022 to focus our efforts on commercializing the Omega Boost Gel Bites and preparing to launch another product in 2023. During the three months ended September 30, 2022, we have strengthened our inventory levels in order to increase our marketing trials in an effort to get back to consistent selling levels with Amazon.com. We continue to pursue additional marketing strategies to increase the distribution of all Viactiv products across our existing sales channels.

●	Strengthen our Clinical Nutrition Strategy: We are strengthening our Clinical Nutrition Strategy, by, among others, advancing clinical evidence regarding our existing and future products, partnering with specialty manufacturers and suppliers to leverage innovations, and working to increase awareness of our products within the healthcare community. During the three months ended September 30, 2022, we announced interim results of an independent clinical study designed to evaluate the effectiveness of new Viactiv Omega Boost Gel Bites at increasing Omega-3 saturation levels on red blood cells. Our interim clinical results showed a 51% improvement in Omega-3 levels in just 4 weeks of customer usage. Finally, we continue to meet with manufacturing partners to research the supply of science based ingredients and new formats that could be incorporated into our future products.

We are also exploring ways, with the assistance of our financial advisor, to more rapidly grow the Company’s total revenues and improve our profits. We are evaluating potential transaction opportunities to add additional brands to our existing brand portfolio or to combine the Company with larger companies whereby the Company’s brands would be added to such entity’s suite of products in order to obtain operating synergies and opportunities.

Evaluation of Strategic Alternatives

The Company is also evaluating alternative strategic paths focused on maximizing stockholder value, and we have hired a financial advisor to support this process. Our management team and Board of Directors believe that the current market valuation of the Company does not accurately reflect the potential value of the Company and the clinical nutrition platform that we are building. The Company is therefore exploring a diverse range of strategic options to help grow the Company and enhance stockholder value, including, among other things, a sale, merger, acquisition, reverse acquisition, or other strategic transaction. There can be no assurances, however, that this process will result in a transaction, or that if a transaction is completed, it will ultimately enhance stockholder value. There is no set timetable for the strategic review process and the Company does not intend to provide periodic updates until the Board of Directors makes a formal decision and determines that disclosure is appropriate and/or necessary under the circumstances.

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, in the event the Company effects a reverse stock split during the term of the Series A Warrants and Series B Warrants, the exercise price of such warrants following such reverse split will be subject to further adjustment in the event the trading price of our common stock following such reverse stock split is lower than the exercise price of such warrants. Also, subject to customary exceptions, the exercise price of the Series A Warrants is subject to adjustment in the event of issuances of the Company’s common stock or common stock equivalents at a price below the exercise price of the Series A Warrants. In such event, the exercise price of the Series A Warrants will be reduced to the price of the securities issued in such transactions. In the event of a fundamental transaction, the holder of a warrant shall have the option, exercisable at any time concurrently with, or within 30 days after, the consummation of the fundamental transaction to cause the Company to purchase such warrant from the holder for cash in an amount equal to the Black Scholes value of such warrant calculated in accordance with the terms of warrant.

On February 18, 2022, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners LLC (“Roth”) and Maxim Group LLC, as co-agents (collectively, the “Agents”), pursuant to which we paid the Agents an aggregate fee equal to 7.0% of the gross proceeds from the units sold in the February 2022 Offering and reimbursed the Agents $100,000 for expenses incurred in connection with the February 2022 Offering. In addition, we issued warrants (the “Placement Agent Warrants”) to Roth to purchase up to 1,850,000 shares of our common stock exercisable at an exercise price of $0.37 per share. The Placement Agent Warrants were immediately exercisable and expire on the fifth anniversary of the date of the issuance.

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

In accordance with Nasdaq Listing Rule 5810(3)(A), we were provided a compliance period of 180 calendar days from the date of the notice, or until July 25, 2022, to regain compliance with the minimum $1.00 bid price requirement. We did not regain compliance during the compliance period ended July 25, 2022, and accordingly we requested that Nasdaq grant us a second 180 calendar day period to regain compliance.

On July 26, 2022, the Company received a written notice from Nasdaq that the Company was granted a second 180 calendar day period, or until January 23, 2023, to regain compliance with the $1.00 minimum bid price requirement. Nasdaq’s determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Previously, at the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 16, 2022, the proposal to grant discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation, as amended, to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares at a specific ratio within a range of no split to a maximum of a 1-for-30 split, with the exact ratio to be determined by the Board of Directors in its sole discretion (the “Reverse Stock Split”) was not approved by the requisite vote of a majority of the Company’s issued and outstanding shares. Although 63% the stockholders represented at the Annual Meeting voted in favor of the Reverse Stock Split, more than 50% of the Company’s issued and outstanding shares were not represented at the Annual Meeting as is required under Delaware law to approve the Reverse Stock Split. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to January 23, 2023.

The Company is carefully assessing potential actions to regain compliance, including, without limitation, holding a special stockholders’ meeting to solicit approval of a Reverse Stock Split, however, the Company may be unable to regain compliance with the $1.00 minimum bid price requirement during the compliance period. If the Company fails to regain compliance during the second 180-day period that will expire on January 23, 2023, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to the Hearing Review Council at Nasdaq, before the Company’s common stock is formally delisted.

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

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

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

Our financial results for the nine months ended September 30, 2022 have been affected by supply chain constraints due, in large part, to the COVID-19 pandemic and resulting labor shortages experienced by our suppliers. These constraints began in the three months ended December 31, 2021 and have continued through 2022 and will continue into 2023. These supply chain constraints have impacted our ability to obtain inventory to fulfill customer orders for our Viactiv branded products and may continue to impact our ability to fulfill customer orders going forward. The effects of the supply chain constraints, which negatively impact the availability of many critical components of our supply chain and distribution, may have a material adverse effect on our business and results of operations. Additionally, we are subject to out-of-stock fees to certain retailers in the event that we are unable to adequately maintain certain inventory levels of our Viactiv products with such retailers. Although we expect these supply chain challenges to continue through at least throughout 2022, we have begun to see some improvement in the inventory production cycle.

Inflation and potential recession

We are, and our suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. The competition in labor has driven significant increases in wages in order to compete for sufficient labor availability and has significantly affected our supplier costs. Additionally, the increase in fuel costs has also impacted transportation costs. Although we do not believe that inflation has had a material effect on our business, financial condition or results of operations, it may in the future. We are monitoring cost structures and evaluating to what extent any such costs can be passed on to customers, taking into account the overall impact of increasing inflation and interest rate pressures on consumers. We communicated a price increase to our retail partners during the second quarter of 2022. We expect this price increase to be implemented by year end. We expect input cost inflation to continue through 2022 and into 2023. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

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

●	We intend to improve our sales channels by increasing product commercialization through better access to sales channels and to leverage our collective experience, particularly from the Viactiv product distribution, to increase and improve the distribution of all of our products. We added a direct-to-consumer eCommerce capability on viactiv.com earlier this year to expand our sales channels. Our calcium chews can now be purchased through a number of sales channels, including stores owned by traditional retailers, websites of online retailers and directly from Viactiv at viactiv.com. We launched our Omega Boost Get Bites earlier this year on the Viactiv direct-to-consumer site, and we added distribution of the product by adding it to certain online retailers during the second quarter of 2022. We are currently evaluating additional channel expansion for Omega Boost Gel Bites.

●	We intend to enhance our product strategy by continuing to develop new products that increase our product breadth, like the Omega Boost Gel Bites. New products are an important component of our sales growth strategy, but they also diversify our customer base and supply chains. We also continue to critically evaluate our current product portfolio in order to improve or discontinue certain of our existing products. We are focused on products with differentiated formulations, product taste, compelling product formats, and competitive cost structures.

●	We intend to improve our brand strategy by improving the management and exploitation of our brand portfolio particularly, by leveraging Viactiv’s strong consumer awareness and acceptance. Launching the Omega Boost Gel Bites was an important step to introducing new products to consumers aware of the Viactiv brand. This new product introduction also reinforced key attributes of the Viactiv brand, including consumer experience and product efficacy.

●	We intend to strengthen our clinical nutrition strategy by continuing to advance clinical evidence regarding our products, working with manufacturers and suppliers to leverage our partner’s innovations and increasing awareness of our products and efforts within the healthcare community.

●	We plan to expand our scientific work by improving the science that supports our products and drives our product development process and increasing clinical evidence regarding our products from established health care professionals. For example, we have initiated work with research partners to begin a clinical trial that measures Omega-3 absorption of our recently launched Omega Boost Gel Bites product, and we continue to advance clinical work on our GlaucoCetin product.

Results of Operations

Through September 30, 2022, we have primarily been engaged in product development, commercialization, integration of Activ and raising capital. We have incurred, and will continue to incur significant expenditures for the commercialization and development of our products. With the acquisition of the Viactiv brand and business effective June 1, 2021, and its successful integration into our operations since that date, we believe we have established a significant baseline level of gross revenues from which we hope to grow.

At December 31, 2021, we ceased operations of VectorVision. We are exploring various alternative ways to preserve, manage and exploit the various related intellectual property rights, including our U.S. patents, associated with the VectorVision technology, in a cost-effective manner.

The results of operations and financial results for the three months ended September 30, 2022 are comparable to the three months ended September 30, 2021 since the operations and financial results from acquisition of Activ on June, 1 2021 were fully reflected in the results in the three months ended September 30, 2021, however neither the operations or the financial results for the nine months ended September 30 2022 are comparable to the nine months ended September 30, 2021.

Comparison of Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
Revenue	$2,663,550	$3,148,612	$(485,062)	(15)%
Cost of goods sold	1,575,366	1,760,586	(185,220)	(11)%
Gross Profit	1,088,184	1,388,026	(299,842)	(22)%
Operating Expenses:
Sales and marketing	526,193	777,526	(251,333)	(32)%
General and administrative and other	2,241,182	3,329,608	(1,088,426)	(33)%
Research and development	60,203	16,234	43,969	271%
Impairment loss on lease termination	-	280,176	(280,176)	(100)%
Total Operating Expenses	2,827,578	4,403,544	(1,575,966)	(36)%
Loss from Operations	(1,739,394)	(3,015,518)	1,276,124	(42)%
Interest income	43,282	682	42,600	-%
Net Loss	$(1,696,112)	$(3,014,836)	$1,318,724	(44)%

Revenue

For the three months ended September 30, 2022, revenue from product sales was $2,663,550, as compared to $3,148,612 for the three months ended September 30, 2021, a decrease of $485,062 or 15%. Our top two customers accounted for a decrease in sales of approximately $340,000, approximately 85% of the change.

Cost of Goods Sold

For the three months ended September 30, 2022, cost of goods sold was $1,575,366, as compared to $1,760,586 for the three months ended September 30, 2021, a decrease of $185,220 or 11%. This decrease is attributable a reduction of $130,787 in cost of sales related to our Viactiv product line, a reduction of $30,268 in our former diagnostics business and a decrease in cost of sales related to our optical line of products in the amount of $24,165 during the three months ended September 30, 2022.

Gross Profit

For the three months ended September 30, 2022, gross profit was $1,088,184, as compared to $1,388,026 for the three months ended September 30, 2021, a decrease of $299,842 or 22%. This decrease is the result of a reduction of gross profit related to our Viactiv product line of $303,932, a reduction of $8,819 of gross profit related to our former diagnostics business partially offset by an increase of $12,909 in gross profit from our optical product lines. Gross margin for the three months ended September 30, 2022 equaled 40.9% compared to 44.08% for the three months ended September 30, 2021. Our gross profit was negatively impacted as a direct result of the increase in retail customer trade promotions and other trade allowances deducted from gross revenue as described above.

Sales and Marketing

For the three months ended September 30, 2022, sales and marketing expenses were $526,193 as compared to $777,526 for the three months ended September 30, 2021, a decrease of $251,333, or 32%. The decrease is attributable to our reduced expenditures in marketing and advertising during the three months ended September 30, 2022 related to our Viactiv line of products. Sales and marketing costs are primarily attributable to the Viactiv product line and consist primarily of advertising expenses related to our Calcium, Immune and Omega Boost Gel Bites products. We incurred additional expense in 2022 related to the launch of our Viactiv® Omega Boost Gel Bites product, including creative development, testimonial advertising, account management and social media related costs. Viactiv® Omega Boost Gel Bites is our first product launch under the Viactiv brand since we acquired the brand in June 2021. The Omega Boost Gel Bites represented an important expansion of the Viactiv brand beyond calcium products.

General and Administrative and other

For the three months ended September 30, 2022, general and administrative and other expenses were $2,241,182 as compared to $3,329,608 for the three months ended September 30, 2021, a decrease of $1,088,426 or 33%. The decrease was primarily driven by decreases of approximately $436,00 in professional fees, $315,000 in stock based compensation, $172,000 in consulting expenses, $98,000 in insurance, $47,000 in license and fees, $45,000 in rent, $36,000 in broker and administrative fees and $15,000 in repairs and maintenance partially offset by an increase in payroll and related costs of $233,000.

Acquisition Transaction Costs

We did not have any acquisition costs in the three months ended September 30, 2022 or in the three months ended September 30, 2021.

Net Loss

For the three months ended September 30, 2022, we incurred a net loss of $1,696,112, as compared to a net loss of $3,014,836 for the three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
Revenue	$8,323,382	$4,605,628	$3,717,754	81%
Cost of goods sold	4,739,197	2,558,840	2,180,357	85%
Gross Profit	3,584,185	2,046,788	1,537,397	75%
Operating Expenses:
Sales and marketing	1,583,349	1,754,321	(170,972)	(10)%
General and administrative and other	7,885,181	8,080,596	(195,415)	(3)%
Research and development	162,418	53,598	108,820	203%
Acquisition transaction costs	-	2,103,680	(2,103,680)	(100)%
Impairment loss right of use asset	24,257	280,176	(255,919)	(91)%
Total Operating Expenses	9,655,205	12,272,371	(2,617,166)	(21)%
Loss from Operations	(6,071,020)	(10,225,583)	(4,154,563)	(41)%
Other Expense (Income):
Interest expense	-	14	(14)	-
Interest income	(54,458)	(948)	53,510	-%
Net Loss	$(6,016,562)	$(10,224,649)	$4,208,087	(41)%

Revenue

For the nine months ended September 30, 2022, revenue from product sales was $8,323,382, as compared to $4,605,628 for the nine months ended September 30, 2021, an increase of $3,717,754 or 81%. This increase is primarily attributable to $8,006,229 of revenue generated during the nine months ended September 30, 2022 from sales of our Viactiv product line as compared to the $4,047,920 of revenue generated from sales of our Viactiv product line for the nine months ended September 30, 2021, an increase of $3,958,309. In the 2021 period, we only operated the Viactiv line from June 1 through September 30.

Cost of Goods Sold

For the nine months ended September 30, 2022, cost of goods sold was $4,739,197, as compared to $2,558,840 for the nine months ended September 30, 2021, an increase of $2,180,357 or 85%. This increase is primarily attributable to $4,505,892 of cost of sales related to our Viactiv product line during the nine months ended September 30, 2022 as compared to $2,155,625 of cost of sales related to our Viactiv product line during the nine months ended September 30, 2021, an increase of $2,350,267. In the 2021 period, we only operated the Viactiv line from June 1 through September 30.

Gross Profit

For the nine months ended September 30, 2022, gross profit was $3,584,185, as compared to $2,046,788 for the nine months ended September 30, 2021, an increase of $1,537,397 or 75%. This increase is primarily the result of the addition of $3,500,337 of gross profit generated by sales of our Viactiv products during the nine months ended September 30, 2022, as compared to gross profit generated by sales of our Viactiv products of $1,892,295 during the nine-months ended September 30, 2021. Gross margin for the nine months ended September 30, 2022 equaled 43.1% compared to 44.4% for the nine months ended September 30, 2021. The primary reason for the decrease in gross margin for the nine months ended September 30, 2022 related to a $109,363 impairment charge in such period for out-of-date product packaging materials.

Sales and Marketing

For the nine months ended September 30, 2022, sales and marketing expenses were $1,583,349 as compared to $1,754,321 for the nine months ended September 30, 2021, a decrease of $170,972, or 10%. The decrease is attributable to our reduced expenditures in marketing and advertising during the nine months ended September 30, 2022 related to our Viactiv line of products. Sales and marketing costs are primarily attributable to the Viactiv product line and consist primarily of advertising expenses related to our Calcium, Immune and Omega Boost Gel Bites products. We incurred additional expense in 2022 related to the launch of our Viactiv® Omega Boost Gel Bites product, including creative development, testimonial advertising, account management and social media related costs. Viactiv® Omega Boost Gel Bites is our first product launch under the Viactiv brand since we acquired the brand in June 2021. The Omega Boost Gel Bites represented an important expansion of the Viactiv brand beyond calcium products.

General and Administrative and other

For the nine months ended September 30, 2022, general and administrative and other expenses were $7,875,894, as compared to $8,080,596 for the nine months ended September 30, 2021, a decrease of $204,702, or 3%. The decrease was primarily driven by increases of approximately $547,000 in compensation, $496,000 in amortization of intangible assets, $250,000 in broker and administrative fees, $133,000 in warehouse costs and $34,000 in insurance expense offset by decreases of approximately $826,000 in stock based compensation, $674,000 in consulting fees, $122,000 in rent expense, $46,000 in repairs and maintenance fees and $23,000 in travel expense.

Acquisition Transaction Costs

For the nine months ended September 30, 2021, acquisition transaction costs were $2,103,680 all of which relate to our acquisition of Activ on June 1, 2021. We did not have any acquisition costs in the nine months ended September 30, 2022.

Net Loss

For the nine months ended September 30, 2022, we incurred a net loss of $6,016,562, compared to a net loss of $10,224,649 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, we incurred a net loss of approximately $6,016,562 and used cash in operating activities of approximately $6,083,000. At September 30, 2022, we had cash on hand of approximately $12,946,000 and working capital of approximately $16,078,000.

On February 23, 2022, we closed a securities offering that generated net proceeds to us, after deducting placement agent fees and offering expenses payable by us, of approximately $9,969,000. (see “February 2022 Offering”)

Notwithstanding the net loss for the nine months ended September 30, 2022, management believes that our current cash balance and short-term investments are sufficient to fund operations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Sources and Uses of Cash and Cash Equivalents

The following table sets forth the Company’s major sources and uses of cash and cash equivalents for each of the following periods:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(6,082,906)	$(9,078,172)
Net cash provided by (used in) investing activities	4,990,054	(33,107,719)
Net cash provided by financing activities	9,944,928	37,231,013
Net increase (decrease) in cash and cash equivalents	$8,852,076	$(4,954,878)

Operating Activities

Net cash used in operating activities was $6,082,906 during the nine months ended September 30, 2022, as compared to $9,078,172 for the nine months ended September 30, 2021. The decrease of $2,995,266 in cash used by operating activities was due primarily to the $2,103,680 acquisition costs incurred during the nine months ended September 30, 2021 related to our purchase of Activ on June 1, 2021, partially offset by increased operating cash flows from the Activ business for the nine months ended September 30, 2022.

Investing Activities

Net cash provided by investing activities was $4,990,054 for the nine months ended September 30, 2022, and net cash used by investing activities was $33,107,719 for the nine months ended September 30, 2021.Cash used in investing activities for the nine months ended September 30, 2021 included approximately $26,000,000 expended for the acquisition of Activ on June 1, 2021. Cash provided by investing activities during the nine months ended September 30, 2022 consists primarily of the net of purchases and sales of US Treasury Bills

Financing Activities

Net cash provided by financing activities was $9,944,928 for the nine months ended September 30, 2022 and consisted primarily of the sale of common stock resulting in net proceeds of $8,834,899 and warrant exercises resulting in net proceeds of $1,134,040. Net cash provided by financing activities was $37,231,013 for the nine months ended September 30, 2021, resulting from the sale of common stock resulting in net proceeds of $33,662,597 and the warrant exercises resulting in net proceeds of $3,568,414.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company’s Business

Inflation and potential recession

We are, and our suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges, partially as a result of the pandemic. The competition in labor has driven significant increases in wages in order to compete for sufficient labor availability and has significantly affected our supplier costs. Additionally, the increase in fuel costs has also impacted transportation costs. Although we do not believe that inflation has had a material effect on our business, financial condition or results of operations, it may in the future. We are monitoring cost structures and evaluating to what extent any such costs can be passed on to customers, taking into account the overall impact of increasing inflation and interest rate pressures on consumers. We communicated a price increase to our retail partners during the second quarter of 2022. We expect this price increase to be implemented by year end. We expect input cost inflation to continue through 2022 and into 2023. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

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

In accordance with Nasdaq Listing Rule 5810(3)(A), the Company was provided a compliance period of 180 calendar days from the date of the notice, or until July 25, 2022, to regain compliance with the $1.00 minimum bid price requirement. The Company did not regain compliance during the compliance period ended July 25, 2022, and accordingly the Company requested that Nasdaq grant it a second 180 calendar day period to regain compliance.

On July 26, 2022, the Company received a written notice from Nasdaq that the Company was granted a second 180 calendar day period, or until January 23, 2023, to regain compliance with the $1.00 minimum bid price requirement. Nasdaq’s determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Previously, at the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 16, 2022, the proposal to grant discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation, as amended, to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares at a specific ratio within a range of no split to a maximum of a 1-for-30 split, with the exact ratio to be determined by the Board of Directors in its sole discretion (the “Reverse Stock Split”) was not approved by the requisite vote of a majority of the Company’s issued and outstanding shares. Although 63% of the stockholders represented at the Annual Meeting voted in favor of the Reverse Stock Split, more than 50% of the Company’s issued and outstanding shares were required under Delaware law to vote in favor of the Reverse Stock Split. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to January 23, 2023.

The Company is carefully assessing potential actions to regain compliance, including, without limitation, holding a special stockholders’ meeting to solicit approval of a Reverse Stock Split, however, the Company may be unable to regain compliance with the $1.00 minimum bid price requirement during the compliance period. If the Company fails to regain compliance during the second 180-day period that will expire on January 23, 2023, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to the Hearing Review Council at Nasdaq, before the Company’s common stock is formally delisted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardion Health Sciences, Inc.

November 14, 2022	By:	/s/ Bret Scholtes
Bret Scholtes
Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Jeffrey Benjamin
Jeffrey Benjamin
Chief Accounting Officer
(Principal Financial and Accounting Officer)

