Form 10-K/A
period 2022-12-31
Guardion Health Sciences, Inc.
filed 2023-05-01
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 18, 2023, there were 1,267,340 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference: None

Audit Firm ID	Auditor Name	Auditor Location
572	Weinberg & Company, P.A.	Los Angeles, California

EXPLANATORY NOTE

Guardion Health Sciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 17, 2023 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of the current Board of Directors of the Company, our executive officers and the principal offices and positions held by each person.

Name	Age	Position(s)
Bret Scholtes	53	Chief Executive Officer, President & Director
Robert N. Weingarten	71	Director and Chairman
Jeffrey Benjamin	58	Chief Accounting Officer
Craig Sheehan	52	Chief Commercial Officer
Mark Goldstone	60	Director
Donald A. Gagliano, M.D.	70	Director
Michaela Griggs	57	Director

Bret Scholtes. Bret Scholtes has been a Director, President and Chief Executive Officer of the Company since January 2021 when he joined the Company. Prior to his appointment, Mr. Scholtes served as the President and Chief Executive Officer of Omega Protein Corporation (“Omega”) since 2012 and as a director of Omega since 2013. Prior to his selection as Chief Executive Officer of Omega, Mr. Scholtes served as the Omega’s Executive Vice President and Chief Financial Officer from January 2011 to December 2011, and its Senior Vice President - Corporate Development from April 2010 to December 2010. Mr. Scholtes also has five years of public accounting experience. Mr. Scholtes holds an MBA degree in Finance from New York University and a degree in Accounting from the University of Missouri – Columbia. We believe Mr. Scholtes is qualified to serve as a member of our board of directors because he is the senior executive officer of the Company, and due to his extensive experience in the Company’s industry. Additionally, the Company has agreed in Mr. Scholtes’ employment agreement to nominate him for reelection as a member of the board of directors at the expiration of each term of office during the term of the agreement.

Jeffrey Benjamin. Jeffrey Benjamin has served as our Chief Accounting Officer since August 1, 2021. From April 2021 through July 2021, Mr. Benjamin has served as the Corporate Controller of the Company. From January 2020 to February 2020, Mr. Benjamin served as a consultant to Capstone Turbine, a provider of clean and green on-site energy solutions, and from September 2019 until January 2020, he served as Consulting Controller of Mendocino Farms Sandwich Market. In addition, from October 2017 until April 2018, Mr. Benjamin served as VP Finance of Ritter Pharmaceuticals, Inc. (currently known as Qualigen Therapeutics, Inc. (NASDAQ-CM: QLGN)), a biotechnology company focused on developing novel therapeutics for the treatment of cancer and infectious diseases, and from February 2017 to October 2017, he served as Consulting Controller of Unified Grocers, a wholesale grocery cooperative, which subsequently merged with SUPERVALU. Mr. Benjamin previously served in various other capacities including, but not limited to, Principal of Tatum by Randstad; Chief Financial Officer of Communications Infrastructure Corporation; Corporate Controller of Liaison Technologies; Vice President, Corporate Controller of Internap Network Services Corp; and Controller of UPS Capital. Mr. Benjamin is a Certified Public Accountant in the State of New York and received his B.A. in accounting and information systems from Queens College, City University of New York.

Craig Sheehan. Mr. Sheehan has served as our Chief Commercial Officer since June 2021 when he joined the Company following the Company’s acquisition of the Viactiv brand. For the prior four years, Mr. Sheehan was the senior executive responsible for the Viactiv brand of products with the prior owner, Adare Pharmaceuticals, Inc. Prior to Adare Pharmaceuticals, Inc., Mr. Sheehan spent 20 years in various marketing leadership positions at Church & Dwight, responsible for such iconic, science-backed brands as Arm & Hammer®, First Response®, OxiClean®, and Vitafusion®.

Robert N. Weingarten. Robert N. Weingarten has been a Director since June 2015 and Chairman of the board of directors since July 2020. Since June, 2020, Mr. Weingarten has served as the Company’s non-employee corporate secretary. Previously, Mr. Weingarten served as Lead Director on our board of directors from January 2017 to March 2020. He is an experienced business consultant and advisor with an ongoing consulting practice focused on accounting and financial compliance for public companies. Since 1979, he has provided financial consulting and advisory services and served on boards of directors of several public companies in various stages of development, operation or reorganization. Since August 2020, Mr. Weingarten has been the Vice President and Chief Financial Officer of Lixte Biotechnology Holdings, Inc. (NASDAQ-CM: LIXT). From July 2017 to June 2018, Mr. Weingarten was the Chief Financial Officer of Alltemp, Inc. (OTCPK: LTMP). From April 2013 to February 2017, Mr. Weingarten served on the board of directors of RespireRx Pharmaceuticals Inc. (OTCQB: RSPI) and also served as its Vice President and Chief Financial Officer. Mr. Weingarten received a B.A. in Accounting from the University of Washington in 1974, an M.B.A. in Finance from the University of Southern California in 1975, and is a Certified Public Accountant (inactive) in the State of California. Mr. Weingarten has considerable accounting and finance experience, particularly with regard to public company reporting requirements. The Company believes that Mr. Weingarten’s accounting and finance experience qualifies him to serve on the board of directors and as chairman of the audit committee.

Mark Goldstone. Mark Goldstone has been a Director since June 2015. Mr. Goldstone has over 25 years of experience in the healthcare industry, encompassing operations, commercialization, consulting, mergers and acquisitions and venture capital. He has led some of the largest specialist consulting and communications groups in the world and was a founding partner at Forepont Capital (VC). Previously, he was Chief Operating Officer of EuroRSCG Life (now Havas), Global CEO of healthcare at top brand and business consultancy, Interbrand, and Worldwide President of Doyle, Dane and Bernbach global healthcare businesses. He has developed successful commercialization strategies and programs from early-stage and market development, to product launch and late-stage lifecycle management for blue-chip pharmaceutical and packaged goods companies including Pfizer, Merck, Novartis, Bayer, GSK, Sanofi, Colgate Palmolive, L’Oreal, Danone, Johnson & Johnson, Roche. Mr. Goldstone began his career as a clinical Pharmacist and is a member of the Royal Pharmaceutical Society. He is board member of the prestigious Galien Foundation and the Industry Advisory Board for the UK Government’s BRCD initiative. Mr. Goldstone’s breadth of experience in sales, marketing and strategic transactions in the healthcare industry is particularly useful to the Company as it develops its business, commercializes it products and builds its marketing channels. The Company believes that these experiences and qualifications make Mr. Goldstone particularly suitable to serve as a director and guide the Company in the complexities of the life science and healthcare services industries.

Donald A. Gagliano, M.D. Donald A. Gagliano, M.D., has served as a Director since the Company’s initial public offering on April 9, 2019. Additionally, Dr. Gagliano has been a member of our Scientific Advisory Board since June 2015. Since October 2018, Dr. Gagliano has been the principal of GMIC LLC, which provides healthcare consultation services primarily for health systems engineering and ophthalmology subject matter expertise. Dr. Gagliano does not currently hold any directorships and has not held any directorships within the past five years. From April 2013 to October 2013, Dr. Gagliano was the Vice President for Global Medical Affairs for Bausch+Lomb, Inc. From 2016 to present, Dr. Gagliano has served as the President and Immediate Past President of the Prevention of Blindness Society. From November 2008 to March 2013, Dr. Gagliano served under the Assistant Secretary of Defense for Health Affairs as the first Executive Director of the Joint Department of Defense and Department of Veterans Affairs Vision Center of Excellence. In 1975, Dr. Gagliano graduated from the US Military Academy at WestPoint with a degree in Engineering. In 1981, he received a Bachelor of Science in medicine from Chicago Medical School and in 1998 he received his Master of Healthcare Administration from Penn State University. Dr. Gagliano’s breadth of experience in the healthcare industry is particularly useful to the Company as it develops its business, commercializes products and builds its marketing channels. The Company believes that these experiences make Dr. Gagliano particularly suitable to serve as a director and guide the Company in the complexities of the life science and healthcare services industries.

Michaela Griggs. Michaela Griggs has been a director since December 9, 2021. Presently, Mrs. Griggs serves as Chief Aesthetic Officer of Forefront Dermatology. From October 2020 to December 2022, Mrs. Griggs served as the Chief Executive Officer of Los Angeles, California-based Southern California Reproductive Center, a leading operator of multi-location fertility and reproductive centers. From January 2017 until October 2020, Mrs. Griggs served as Executive Vice President of Barco Uniforms’ Health Care & Identity Divisions, an apparel company, and from August 2015 until November 2016, she served as General Manager, NA & VP Global Marketing (Chief Marketing Officer) of Tria Beauty. In addition, Mrs. Griggs held key executive marketing positions at Allergan, Bayer Healthcare and 3M Unitek, where she was instrumental in developing and improving brand, retail and distribution strategies for global brands such as Botox®, Juvederm®, and One-A-Day® multi-vitamins, as well as other key brand portfolios. Mrs. Griggs earned a Master’s in Business Administration degree from the London School of Business and Finance/University of Wales, and her Diploma of the British Orthoptic Society (DBO) from Sheffield/Leeds School of Orthoptics. We believe Mrs. Griggs is qualified to serve as a member of the board of directors because of her experience developing and marketing well-known healthcare and supplement brands, as well as her overall experience in the consumer-driven market and her brand marketing acumen.

Family Relationships

There are no family relationships among any of our officers or directors.

Corporate Governance

Board Leadership Structure

Robert N. Weingarten has served as the Chairman of the board of directors since July 2020 after having served as Lead Director from June 2017 through March 31, 2020. Bret Scholtes serves as our Chief Executive Officer and President. We believe that this structure is the most effective structure for us and our stockholders at this time because the Chairman (i) can provide the Chief Executive Officer with frequent guidance and feedback on his performance, (ii) provides a more effective channel for the board of directors to express its views on management and the Company’s strategic goals, and (iii) allows the Chairman to focus on stockholder interests and corporate governance while providing our Chief Executive Officer with the ability to focus his attention on managing our day-to-day operations and execute the Company’s strategic plans. As Mr. Weingarten has experience with advising boards of directors and senior management with respect to management and other business aspects, he is particularly well-suited to serve as Chairman.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Role in Risk Oversight

Management is responsible for managing the risks that we face. The board of directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of the full board of directors in reviewing our strategic objectives and plans is a key part of the board of directors’ assessment of management’s approach and tolerance to risk. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, our board of directors assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk for us.

Director Independence

The listing rules of The Nasdaq Capital Market require that independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of The Nasdaq Capital Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company’s board of directors has undertaken a review of the independence of the Company’s directors and considered whether any director has a material relationship that could compromise their ability to exercise independent judgment in carrying out their responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the board of directors has determined that each of Messrs. Weingarten, Goldstone and Gagliano and Mrs. Griggs, representing currently four of the Company’s current five director nominees, are “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the listing standards of The Nasdaq Capital Market. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and any transactions involving them described in the section captioned “—Certain Relationships and Related Transactions and Director Independence”.

Committees of the Board of Directors

In October 2018, the board of directors established an audit committee and a compensation committee and in October 2021, the board of directors established a nominating and corporate governance committee, each of which are comprised and have the responsibilities described below. Each of the below committees has a written charter approved by the Company’s board of directors. Each of the committees reports to the Company’s board of directors as such committee deems appropriate and as the Company’s board of directors may request.

The composition and functions of each committee are described below.

Name	Independent	Audit	Compensation	Nominating and Corporate Governance
Robert N. Weingarten	X	X*	X	X
Mark Goldstone	X	X	X*	X*
Donald A. Gagliano, M.D.	X	X
Michaela Griggs	X		X	X
Bret Scholtes

* Chairperson of the committee

Audit Committee

The audit committee is currently comprised of Robert N. Weingarten, Mark Goldstone and Donald Gagliano. Mr. Weingarten serves as the chairperson of the audit committee. The Company’s board of directors has determined that each member of the audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market. The Company’s board of directors has also determined that Mr. Weingarten is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of The Nasdaq Capital Market. The responsibilities of the audit committee include, among other things:

●	selecting and hiring the independent registered public accounting firm to audit the Company’s financial statements;

●	overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;

●	reviewing financial statements and discussing with management and the independent registered public accounting firm the Company’s annual audited and quarterly reviewed financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;

●	preparing the audit committee report that the SEC requires to be included in the Company’s annual proxy statement;

●	reviewing the adequacy and effectiveness of the Company’s internal controls and disclosure controls and procedures, as may be required;

●	overseeing the Company’s policies on risk assessment and risk management, including risk related to cybersecurity;

●	reviewing related party transactions; and

●	approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

The Company’s audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market. The audit committee met five times during the year ended December 31, 2022.

Compensation Committee

The Company’s compensation committee is currently comprised of Mark Goldstone, Robert N. Weingarten and Michaela Griggs. Mr. Goldstone serves as the chairperson of the compensation committee. The Company’s board of directors has determined that each member of the compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of The Nasdaq Capital Market. Each member of the compensation committee is a non-employee director as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of the compensation committee is to oversee the Company’s compensation policies, plans and benefit programs and to discharge the responsibilities of the Company’s board of directors relating to compensation of its executive officers. The responsibilities of the compensation committee include, among other things:

●	reviewing and approving or recommending to the board of directors for approval compensation of the Company’s executive officers;

●	reviewing and recommending to the board of directors for approval the compensation of directors;

●	overseeing the Company’s overall compensation philosophy and compensation policies, plans and benefit programs for service providers, including the Company’s executive officers;

●	reviewing, approving and making recommendations to the Company’s board of directors regarding incentive compensation and equity plans; and

●	administering the Company’s equity compensation plans.

The compensation committee met twice during the year ended December 31, 2022.

Nominating and Corporate Governance Committee

On October 22, 2021, the board of directors formed a stand-alone nominating and corporate governance committee. The Company’s nominating and corporate governance committee is currently comprised of Robert N. Weingarten, Mark Goldstone and Michaela Griggs. Mr. Goldstone serves as the chairperson of the nominating and corporate governance committee. The Company’s board of directors has determined that each member of the nominating and corporate governance committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of The Nasdaq Capital Market. The purpose of the nominating and corporate governance committee is to among other things, identify individuals qualified to become members of the Company’s board of directors and recommend to the board of directors the persons to be nominated for election as directors and to each committee of the board of directors. The nominating and corporate governance committee is responsible for reviewing the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates the nominating and corporate governance committee considers many factors, including the following:

●	diversity of personal and professional background, cultures, perspective and experience;

●	personal and professional integrity, ethics and values;

●	experience in corporate management, operations or finance, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment;

●	experience relevant to the Company’s industry;

●	experience as a board member or executive officer of another publicly held company;

●	relevant academic expertise or other proficiency in an area of the Company’s operations;

●	practical and mature business judgment, including ability to make independent analytical inquiries;

●	overseeing the Company’s development of appropriate environmental, social and governance philosophies and procedures;

●	promotion of a diversity of business or career experience relevant to the Company’s success; and

●	any other relevant qualifications, attributes or skills.

The nominating and corporate governance committee evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

The nominating and corporate governance committee met three times during the year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2022 and 2021 to (i) our Chief Executive Officer, and (ii) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2022 and were serving as executive officers as of such date (we refer to these individuals as the “Named Executive Officers”).

Executive	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Bret Scholtes, Chief Executive Officer, President and Director (1)	2022	$411,000	$-	-	-	$411,000
	2021	$400,000	$280,000	$1,117,839	$-	$1,797,839

Michael Favish, Former President and Chief Executive Officer and Former Director (2)	2022	$-	$-	$-	$-	$-
	2021	$148,958	$-	$-	$-	$148,958

Craig Sheehan, Chief Commercial Officer (3)	2022	$256,875	$-	$-	$-	$256,875
	2021	$145,833	$125,000	$148,802	$-	$419,635

David W. Evans, former Interim Chief Executive Officer and President, former Chief Science Officer and Director (4)	2022	$-	$-	$-	$-	$-
	2021	$208,282	$-	$-	$28,649	$236,931

Andrew Schmidt, Former Chief Financial Officer (5)	2022	$-	$-	$-	$-	$-
	2021	$131,628	$-	$-	$9,605	$141,234

Jeffrey Benjamin, Chief Accounting Officer (6)	2022	$256,875	$-	$-	$-	$256,875
	2021	$-	$-	$-	$-	$-

(1) Bret Scholtes was appointed as Chief Executive Officer, President and a director of the Company on January 6, 2021.

(2) Effective June 12, 2020, Michael Favish terminated his employment as Chief Executive Officer and President of the Company and resigned as a member of the board of directors. Mr. Favish was not an executive officer of the Company during any portion of the year ended December 31, 2021. Mr. Favish was awarded a stock option grant on April 9, 2019 for 208,334 shares of the Company’s common stock at an exercise price of $26.40 per share (110% of the Company’s initial public offering price per common share) pursuant to his employment agreement (the “Favish Option”). In connection with the termination of employment, the Company agreed to pay Mr. Favish a severance payment of $325,000, paid out over 12 months. Compensation for 2021 represents solely cash severance payments that terminated in June 2021. Additionally, all stock options granted to Mr. Favish have terminated.

(3) Craig Sheehan was appointed as Chief Commercial Officer on June 2, 2021.

(4) Dr. Evans acted as Interim Chief Executive Officer of the Company from June 12, 2020 to January 6, 2021, while also continuing to serve as the Company’s Chief Science Officer, a role he held since September 29, 2017. Subsequent to January 6, 2021, Dr. Evans continued in his role as Chief Science Officer. Dr. Evans ceased being Chief Science Officer and an employee of the Company on December 31, 2021.

(5) Mr. Schmidt was appointed as Chief Financial Officer of the Company effect as of July 20, 2020 (the “Effective Date”) and resigned as Chief Financial Officer of the Company effective as of July 12, 2021. Mr. Schmidt’s annual base salary was $250,000. In addition, on the Effective Date, Mr. Schmidt was granted an award of 3,333 stock options under the Company’s 2018 Plan, at an exercise price of $300.00 per share, all of which stock options have terminated. All other compensation for 2021 primarily consisted of the payout of accrued vacation upon Mr. Schmidt’s resignation.

(6) Mr. Benjamin was appointed as Chief Accounting Officer of the Company effective as of August 1, 2021.

Employment Agreements

Bret Scholtes

The Company and Mr. Scholtes entered into an employment agreement (the “Scholtes Employment Agreement”), effective on January 6, 2021 (the “Scholtes Effective Date”), pursuant to which Mr. Scholtes’ annual base salary is $412,000. The Scholtes Employment Agreement provides that Mr. Scholtes shall have an annual target cash bonus opportunity of no less than his annual base salary (the “Bonus”) based on the achievement of Company and individual performance objectives to be determined in good faith by the board of directors in advance and in consultation with Mr. Scholtes (the “Performance Objectives”). Mr. Scholtes was not awarded a bonus for the year ended December 31, 2022.

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

In addition, effective as of the Scholtes Effective Date, Mr. Scholtes was granted an award of a number of stock options equal to 1% of the issued and outstanding number of shares of the Company’s common stock (the “Stock Options”) pursuant to the Company’s 2018 Plan, at an exercise price equal to the closing price of the Company’s common stock on the Scholtes Effective Date. One-third of the Stock Options vested and became exercisable the first anniversary of the Scholtes Effective Date, and the balance of the Stock Options vest ratably in equal installments for the 24 months thereafter, subject to continued service, and shall vest in full upon a Change in Control (as defined in the 2018 Plan). Additionally, the Company granted unvested shares of common stock in an amount equal to1% of the number of shares of Company common stock issued and outstanding on the Scholtes Effective Date (the “Stock Grant”) to Mr. Scholtes under the 2018 Plan. The shares underlying the Stock Grant became vested in full on January 6, 2022.

Additionally, Mr. Scholtes shall be granted (i) additional stock options equal to 2% of the Company’s issued and outstanding shares of common stock on the date of grant if the Company achieves specified written performance objectives established by the board of directors for the Company’s fiscal years ended December 31, 2021 and December 31, 2022 and (ii) additional stock options equal to either 2% or 3% of the Company’s issued and outstanding shares of common stock on the date of grant if the Company meets certain financial objectives during the first five years following the Scholtes Effective Date.

If Mr. Scholtes’ employment is terminated by the Company without cause (as defined in the Scholtes Employment Agreement), if the Term expires after a notice of non-renewal is delivered by the Company, or if Mr. Scholtes’ employment is terminated following a Change of Control, Mr. Scholtes will be entitled to (a) 12 months base salary, (b) the prorated portion of the Bonus for the year in which the termination occurs, based on actual performance, and (c) base salary and benefits accrued through the date of termination.

Craig Sheehan

The Company and Mr. Sheehan entered into an employment agreement (the “Sheehan Employment Agreement”), dated June 2, 2021 (the “Sheehan Effective Date”), pursuant to which Mr. Sheehan shall serve as the Company’s Chief Commercial Officer. Mr. Sheehan’s annual base salary is $250,000. The Sheehan Employment Agreement provides that Mr. Sheehan shall have an annual target cash bonus opportunity of no less than 50% of his base salary (the “Sheehan Bonus”) based on the achievement of Company and individual performance objectives to be determined in good faith by the board of directors and in consultation with Mr. Sheehan. Mr. Sheehan was not awarded a bonus for the year ended December 31, 2022.

The initial term of the Sheehan Employment Agreement is one year, with automatic one-year renewals, unless either party provides written notice of a non-renewal in accordance with the terms of the Sheehan Employment Agreement (the “Sheehan Term”).

Mr. Sheehan is also entitled to certain other benefits consistent with those provided to other senior executives of the Company. In addition, effective as of the Sheehan Effective Date, Mr. Sheehan was granted awards under the 2018 Plan for 1,000 stock options (the “Sheehan Options”) at an exercise price of $80.50 per share, and 1,000 restricted shares of the Company’s common stock (the “Sheehan Shares”). The Sheehan Options and the Sheehan Shares vest and become exercisable ratably over three years from June 30 of each year commencing on June 30, 2022, subject to continued service, and shall vest in full upon a Change in Control (as defined in the 2018 Plan).

If Mr. Sheehan’s employment is terminated by the Company without cause (as defined in the Sheehan Employment Agreement), if the Sheehan Term expires after a notice of non-renewal is delivered by the Company, or if Mr. Sheehan’s employment is terminated following a Change of Control, Mr. Sheehan will be entitled to (a) six months’ base salary, (b) the prorated portion of the Sheehan Bonus for the year in which the termination occurs, based on actual performance, and (c) base salary and benefits accrued through the date of termination.

David Evans

The Company entered into a Consulting Agreement on September 29, 2017 with Dr. Evans pursuant to which Dr. Evans served as the Company’s Chief Science Officer and was to be paid $17,500 per month as an employee of the Company. The Company and Dr. Evans entered into an amendment to the Evans Consulting Agreement, which amendment, effective as of June 12, 2020, (1) acknowledged Dr. Evan’s appointment as Interim Chief Executive Officer and Interim President and (2) increased his compensation by $10,000 per month for each month that he remained Interim Chief Executive Officer and Interim President. After January 6, 2021 and through December 31, 2021, the effective date of the termination of the Evans Consulting Agreement resulting from the Company’s election not to renew the Evans Consulting Agreement, Dr. Evans was paid $17,500 per month as the Chief Science Officer.

Andrew C. Schmidt

The Company and Mr. Schmidt entered into an employment agreement (the “Schmidt Employment Agreement”), dated July 20, 2020 (the “Schmidt Effective Date”), pursuant to which Mr. Schmidt’s annual base salary was $250,000. The Schmidt Employment Agreement provided that Mr. Schmidt would have an annual target cash bonus opportunity of no less than $175,000 (the “Schmidt Bonus”) based on the achievement of Company and individual performance objectives to be determined in good faith by the board of directors in advance and in consultation with Mr. Schmidt (the “Schmidt Performance Objectives”), provided, however, that the parties acknowledged and agreed that up to an aggregate of $100,000 of the Schmidt Bonus would be payable upon the closing(s) of one or more mergers and acquisition transactions as determined at the discretion of the board of directors, and $75,000 would be payable upon the satisfactory completion of the Schmidt Performance Objectives. Mr. Schmidt resigned effective on June 12, 2021.

Mr. Schmidt was also entitled to certain other benefits consistent with those provided to other senior executives of the Company. In addition, effective as of the Effective Date, Mr. Schmidt was granted an award of 3,333 stock options (the “Schmidt Stock Options”) pursuant to the 2018 Plan, at an exercise price of $300.00 per share. The Schmidt Stock Options were scheduled to vest and become exercisable in 12 equal installments on the last day of each of the subsequent 12 calendar quarter-end dates following the Schmidt Effective Date (the first of such dates to be September 30, 2020), subject to continued service, and would vest in full upon a Change in Control (as defined in the2018 Plan). The Schmidt Stock Options have terminated.

If Mr. Schmidt’s employment was terminated by the Company without cause (as defined in the Schmidt Employment Agreement), if the Schmidt Term expired after a notice of non-renewal was delivered by the Company or if Mr. Schmidt’s employment was terminated following a Change of Control (as defined in the 2018 Plan), Mr. Schmidt would be entitled to (a) six months’ base salary, (b) the prorated portion of the Schmidt Bonus for the year in which the termination occurred, based on actual performance and (c) base salary and benefits accrued through the date of termination. Mr. Schmidt terminated his employment effective July 12, 2021. He did not receive any additional compensation in connection with the termination of his employment.

Outstanding Equity Awards as of December 31, 2022

The following table provides information regarding outstanding stock options and restricted stock unit awards held by each of our named executive officers that were outstanding as of December 31, 2022. There were no stock awards or other equity awards outstanding as of December 31, 2022.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Bret Scholtes	1,953	1,105	(1)	-	197.50	1/6/2031	-		-	-	-
Craig Sheehan	333	667	(2)	-	80.50	6/2/2031	667	(3)	4,836	-	-
David Evans	336	-		-	300.00	6/30/2030	-		-	-	-

(1) One-third of the shares subject to the option vested on January 6, 2022 and the remaining two-thirds of the shares subject to the option will vest ratably in equal installments for the 24 months thereafter, subject to continued service.

(2) One-third of the stock options vested on June 30, 2022, one-third of the stock options shall vest on June 30, 2023 and the remainder of the stock options shall vest on June 30, 2024.

(3) “RSUs” related to 1,000 shares of the Company’s common stock were granted to Mr. Sheehan on June 2, 2021 under the Company’s 2018 Plan. The RSUs, subject to Mr. Sheehan’s continued employment, vested 33.3% on June 30, 2022, 33.3% will vest on June 30, 2023 and the remainder on June 30, 2024.

Director Compensation

Only independent directors receive compensation for their service on the board of directors. The Company accrued or paid compensation to its directors for serving in such capacity in the year ended December 31, 2022, as shown in the table below.

	Cash Fees	Option Awards (1)	Total

Mark Goldstone	$41,944	$1,948	$43,892
Robert Weingarten	$79,000	$1,948	$80,948
Donald A. Gagliano	$25,000	$1,948	$26,948
Michaela Griggs	$20,764	$1,948	$22,712

On December 5, 2019, the board of directors adopted a director compensation program for the Company’s independent directors consisting of both cash and equity compensation, beginning in 2020. In July 2020, the board of directors adopted a director compensation program for the Company’s independent directors consisting of both cash and equity compensation for service on the Strategy Committee (which was disbanded in November 2021 after having met 13 times during the year ended December 31, 2021).

Cash Compensation (payable quarterly)

●	Board service – $20,000 per year
●	Chair of the Board –$60,000 per year (inclusive of the board service compensation)
●	Chair of the Audit Committee – additional $10,000 per year
●	Chair of the Compensation Committee – additional $5,000 per year
●	Member of the Audit Committee – additional $5,000 per year
●	Member of the Compensation Committee – additional $2,500 per year
●	Chair of the Nominating and Corporate Governance Committee – additional $7,500 per year (established in October 2021)
●	Member of the Nominating and Corporate Governance Committee – additional $2,500 per year (established in October 2021)

Equity Compensation

●	Initial grant for new director – five-year stock option to purchase 833 shares of Company common stock at the closing price of the Company’s common stock on the grant date, vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service.

●	Annual grant – five-year stock option to purchase 333 shares of Company common stock granted on the earlier of the date of the Company’s annual meeting of stockholders or the last business day of the month ending June 30, vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service.

For 2022, stock option awards issued to members of the Company’s board of directors had an exercise price of $7.25 per share, which was the closing price of our stock on Nasdaq on the grant date of such shares.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2022.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	16,345	$217.05	183,655
Equity compensation plans not approved by security holders	1,835		-
Total	18,180		183,655

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 18, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 18, 2023, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 1,267,340 shares of common stock outstanding on April 18, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of April 18, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Guardion Health Sciences, Inc., 2925 Richmond Avenue, Suite 1200, Houston, Texas 77098.

Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage
Directors and Executive Officers:
Bret Scholtes (1)	8,363		*	%
Robert N. Weingarten (2)	3,848		*	%
Mark Goldstone (3)	3,390		*	%
Donald A. Gagliano (4)	1,248		*	%
Michaela Griggs(5)	850		*	%
Jeffrey Benjamin	-		*	%
Craig Sheehan (6)	668		*	%
All Officers and Directors as a Group (7 persons) (7)	18,367		1.45%
5% or Greater Shareholders:
Bradley Radoff (8) 227 Kirby Drive Unit 29L Houston, TX 77098	243,000		19.17%
Hudson Bay Capital Management LP (9) 28 Havemeyer Place, 2nd Floor Greenwich, CT 06830	133,020	(10)	10.4%
Intracoastal Capital LLC (11) 245 Palm Trail Delray Beach, FL 33483	100,000	(12)	7.8%

* Less than 1%.

(1)	Includes (i) 5,900 shares of common stock; and (ii) 2,463 shares of common stock underlying options. Does not include 595 shares of common stock underlying options.

(2)	Includes (i) 2,167 shares of common stock; and (ii) 1,681 shares of common stock underlying options. Does not include 168 shares of common stock underlying options.

(3)	Includes (i) 1,751 shares of common stock; and (ii) 1,639 shares of common stock underlying options. Does not include 210 shares of common stock underlying options.

(4)	Includes (i) 450 shares of common stock; and (ii) 798 shares of common stock underlying options. Does not include 210 shares of common stock underlying options.

(5)	Includes (i)850 shares of common stock underlying options; and (iii) 14,581 shares of common stock underlying options. Does not include 274 shares of common stock underlying options.

(6)	Includes (i) 34 shares of common stock; and (ii) 334 shares of common stock underlying options. Does not include 666 shares of common stock underlying options and (ii) 666 shares of common stock underlying options and 666 restricted stock units.

(7)	Includes 7,765 shares of common stock underlying options held by all directors and officers as a group. Does not include 2,123 shares of common stock underlying options held by all directors and officers as a group.

(8)	Pursuant to the Schedule 13G filed by Bradley Louis Radoff and the Radoff Family Foundation (“Radoff”) on January 11, 2023 (the “Radoff 13G”), Radoff holds 243,000 shares of common stock (comprised of 217,900 shares of common stock owned directly by Bradley Louis Radoff and 25,100 shares of common stock owned by the Radoff Family Foundation.

(9)	Pursuant to the Schedule 13G filed by Hudson Bay Capital Management LP (“Hudson Bay”) on February 8, 2023 (the “Hudson Bay 13G), Sandra Gerber serves as the investment manager of Hudson Bay and has voting control and investment discretion over the securities reported herein that are held by Hudson Bay. As a result, Ms. Gerber may be deemed to have beneficial ownership (as determined under Section 13(D) of the Exchange Act) of the securities reported herein that are held by Hudson Bay. Ms. Gerber disclaims beneficial ownership of these securities. The address of Hudson Bay is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(10)	Pursuant to the Hudson Bay 13G, this amount represents warrants to purchase up to 133,020 shares of common stock. The warrants contain an ownership limitation such that the holder may not exercise such warrants to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(11)	Pursuant to the Schedule 13G filed by Intracoastal Capital LLC (“Intracoastal”) on February 8, 2023 (the “Intracoastal 13G”), Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities reported herein that are held by Intracoastal. The address of Intracoastal is 245 Palm Trail, Delray Beach, FL 33483.

(12)	Pursuant to the Intracoastal 13G, this amount represents warrants to purchase up to 100,000 shares of common stock. The warrants contain an ownership limitation such that the holder may not exercise such warrants to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During our fiscal years ended December 31, 2022 and December 31, 2021 we were not a party to any transactions in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

The aggregate fees billed to the Company by Weinberg & Company, P.A., the Company’s independent registered public accounting firms, for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2022	2021
Audit Fees	$192,135	197,159
Audit-Related Fees		-
Tax Fees	$103,863	99,423
All Other Fees	$35,060	66,277
Total	$331,058	362,859

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory or regulatory filings.

Audit-Related Fees

Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees

Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

All Other Fees

Other fees represent fees for service related primarily to (i) our filing of certain registration statements in connection with capital financings completed by us in 2022 and 2021, and (ii) work by Weinberg in connection with our acquisition of Activ Nutritional, LLC in 2021 and related required SEC filings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits:

See item 15(b) below.

(b)	Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation and amendment thereto (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)
3.2	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report Form 8-K on February 1, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2019 and incorporated herein by reference)
3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019)
3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)
3.7	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
3.8	Certificate of Designation of Series D Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
4.1**	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on form 10-K filed with the SEC on April 17, 2023)
4.2	Form of Series A/B Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.5	Warrant Agency Agreement dated as of February 23, 2022, by and between Guardion Health Sciences, Inc., and V Stock Transfer, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.1+	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)
10.2	Intellectual Property Assignment Agreement with David W. Evans and VectorVision, Inc. dated as of September 29, 2017 (filed with the Company’s Current Report on Form 8-K on October 5, 2017 and incorporated herein by reference)
10.3	Consulting Agreement with David W. Evans dated as of September 29, 2017 (filed with the Company’s Current Report on Form 8-K on October 5, 2017 and incorporated herein by reference)
10.4+	Guardion Health Sciences, Inc. 2018 Equity Incentive Plan (filed with the Company’s Definitive Proxy Statement on Schedule 14A on October 22, 2018 and incorporated herein by reference)

10.5	Warrant Agreement, including form of Warrant, made as of August 15, 2019, between the Company and VStock Transfer LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2019)
10.6	Warrant Agreement, including form of Series B Warrant, made as of October 30, 2019, between the Company and VStock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019)
10.7+	Employment Agreement, by and between the Company and Bret Scholtes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2020)
10.8	Equity Purchase Agreement, dated May 18, 2021, by and among the Company, Adare Pharmaceuticals, Inc., and Activ Nutritional, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2021)
10.9+	Employment Agreement by and between the Company and Jeffrey Benjamin dated July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2021)
10.10+	Employment Agreement by and between the Company and Craig Sheehan dated June 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021)
10.11	Lease Termination Agreement by and between the Company and Cal-Sorrento, Ltd. dated September 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.13	Placement Agency Agreement dated as of February 18, 2022, by and among Guardion Health Sciences, Inc., Roth Capital Partners, LLC and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.14+	Amendment to the 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2022)
10.15	Form of Securities Purchase Agreement dated November 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
10.16	Form of Registration Rights Agreement dated November 29, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
10.17	Form of Side Letter dated November 29, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
21.1**	List of Subsidiaries
23.1**	Consent of Weinberg & Company
24.1**	Power of Attorney
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 20222 is formatted in Inline XBRL

* Filed herein

** Previously filed with our 2022 Form 10-K, originally filed with the SEC on April 17, 2023, which is being amended hereby

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023	GUARDION HEALTH SCIENCES, INC.

	By:	/s/ Bret Scholtes |
Name: Bret Scholtes
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret Scholtes	CEO, President and	May 1, 2023
Bret Scholtes	Director (Principal Executive Officer)

/s/ Jeffrey Benjamin	Chief Accounting Officer	May 1, 2023
Jeffrey Benjamin	(Principal Financial and Accounting Officer)

/s/ Robert N. Weingarten	Chairman of the Board of Directors	May 1, 2023
Robert N. Weingarten

/s/ Mark Goldstone	Director	May 1, 2023
Mark Goldstone

/s/ Donald A. Gagliano	Director	May 1, 2023
Donald A. Gagliano

/s/ Michaela Griggs	Director	May 1, 2023
Michaela Griggs

