Form 10-Q
period 2023-03-31
Guardion Health Sciences, Inc.
filed 2023-05-15
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there were 1,267,340 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

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

Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below. Readers are urged to read the risk factors set forth in our recent filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in other documents we file with the SEC from time to time.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this Quarterly Report on Form 10-Q. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31
	(Unaudited)	2022
Assets

Current assets
Cash and cash equivalents	$8,774,626	$10,655,490
Restricted cash	-	5,250,000
Accounts receivable, net	1,946,746	1,924,353
Inventories, net	3,060,919	3,119,421
Prepaid expenses and other assets	590,698	687,933
Total current assets	14,372,989	21,637,197

Property and equipment, net	45,733	48,871
Total assets	$14,418,722	$21,686,068

Liabilities Preferred Stock and Stockholders’ Equity

Current liabilities
Accounts payable	$888,568	$1,518,052
Accrued expenses	508,730	558,287
Operating lease liability - current	-	3,807
Warrant derivative liability – current	780,700	1,931,400
Total current liabilities	2,177,998	4,011,546
Warrant derivative liability – long-term	3,759,200	4,506,600
Total liabilities	5,937,198	8,518,146

Commitments and contingencies

Redeemable preferred stock
Series C convertible redeemable preferred stock, 0 and 495,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	5,197,500
Series D redeemable preferred stock, 0 and 5,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	52,500
Total redeemable preferred stock	-	5,250,000

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 1,267,340 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,267	1,267
Additional paid-in capital	101,671,466	101,640,955
Accumulated deficit	(93,191,209)	(93,724,300)
Total stockholders’ equity	8,481,524	7,917,922
Total liabilities, preferred stock and stockholders’ equity	$14,418,722	$21,686,068

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue
Clinical nutrition	$3,185,689	$2,365,900
Other	-	18,719
Total revenue	3,185,689	2,384,619

Cost of goods sold
Clinical nutrition	1,850,387	1,288,162
Gross profit	1,335,302	1,096,457

Operating expenses
Research and development	62,734	6,691
Sales and marketing	598,655	668,645
General and administrative	2,137,920	3,016,912
Impairment of right-of-use asset	-	24,257
Total operating expenses	2,799,309	3,716,505

Loss from operations	(1,464,007)	(2,620,048)

Other income (expense):
Change in fair value of warrant derivative liability	1,898,100	(2,682,500)
Interest income, net	98,998	1,561
Total other income (expense)	1,997,098	(2,680,939)

Net income (loss)	$533,091	$(5,300,987)

Net income (loss) per common share – basic and diluted	$0.42	$(6.77)
Weighted average common shares outstanding – basic and diluted	1,267,340	783,018

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,267,340	$1,267	$101,640,955	(93,724,300)	7,917,922
Fair value of vested stock options	-	-	25,182	-	25,182
Fair value of vested restricted stock	-	-	5,329	-	5,329
Net income	-	-	-	533,091	533,091
Balance at March 31, 2023	1,267,340	$1,267	$101,671,466	$(93,191,209)	$8,481,524

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	488,539	$489	$101,099,383	$(78,802,072)	$22,297,800
Fair value of vested stock options	-	-	85,963	-	85,963
Fair value of vested restricted stock	-	-	59,906	-	59,906
Common stock issued for cash, net of offering costs	651,000	651	8,834,247	-	8,834,898
Recognition of fair value of warrant derivative liabilities in connection with issuance of common stock	-	-	(8,783,800)	-	(8,783,800)
Common stock issued upon exercise of warrants	89,000	89	1,133,951	-	1,134,040
Net loss	-	-	-	(5,300,987)	(5,300,987)
Balance at March 31, 2022	1,228,539	$1,229	$102,429,650	$(84,103,059)	$18,327,820

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Operating Activities
Net income (loss)	$533,091	$(5,300,987)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,792	317,050
Impairment of right-of-use asset	-	24,257
Fair value of vested stock options	25,182	85,963
Fair value of vested restricted common stock	5,329	59,906
Change in fair value of warrant derivative liability	(1,898,100)	2,682,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(22,393)	(786,827)
Inventories	58,501	(454,637)
Prepaid expenses	97,235	482,746
Increase (decrease) in:
Accounts payable	(629,483)	905,022
Operating lease liability	(3,807)	(5,390)
Accrued expenses	(49,557)	(236,076)
Net cash used in operating activities	(1,879,210)	(2,226,473)

Investing Activities
Purchase of property and equipment	(1,654)	(2,404)
Purchase of US Treasury Bills	-	(21,977,077)
Sale of US Treasury Bills	-	14,975,557
Net cash used in investing activities	(1,654)	(7,003,924)

Financing Activities
Redemption of preferred stock	(5,250,000)	-
Proceeds from sale of common stock, net	-	8,834,899
Proceeds from exercise of warrants	-	1,134,040
Net cash (used in) provided by financing activities	(5,250,000)	9,968,939

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(7,130,864)	738,542
Balance at beginning of period	15,905,490	4,093,927
Balance at end of period	$8,774,626	$4,832,469

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash financing activities:
Recognition of fair value of warrant derivative liability in connection with sale of common stock	$-	$8,783,800

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

Liquidity

For the three months ended March 31, 2023, the Company recorded a loss from operations of $1,464,007 and used cash in operating activities of $1,879,210. The Company has a history of operating losses and negative cash flows. Even though the Company’s management identified certain indicators including, among others, the current period loss from operations, the potential impact of inflation and general economic uncertainty, management concluded these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As of March 31, 2023, the Company had $8,774,626 of cash, and management determined that it is probable that the Company will be able to fund its current operating plan and meet all of its obligations due within one year from the date these financial statements are issued.

The amount and timing of future cash requirements will depend, in part, on the Company’s ability to ultimately achieve operating profitability. The Company expects to continue to incur net losses and negative operating cash flows in the near-term and will continue to incur significant expenses for the development, commercialization and distribution of its clinical nutrition products (including the Viactiv® product line) and the successful development and commercialization of new products and product lines. The Company may also utilize cash to fund acquisitions of complementary businesses, product lines or brands.

The Company may seek to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. Over time, if the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its product development programs, or curtail or cease operations.

COVID-19 and Inflation

COVID-19 and Supply Disruptions. The Company’s financial results for the year ended December 31, 2022 were affected by supply chain constraints due, in large part, to the COVID-19 pandemic and associated labor shortages and increased wages experienced by the Company’s suppliers. These constraints began in the fourth quarter of 2021 and continued until the third quarter of 2022 and impacted the Company’s ability to obtain inventory to fulfill customer orders for its Viactiv branded products on a timely basis during and subsequent to that timeframe. Additionally, the Company is subject to out-of-stock fees to certain retailers in the event that the Company is unable to adequately maintain certain inventory levels of its Viactiv products with such retailers. Starting during the fourth quarter of 2022 and in the three months ended March 31, 2023, the Company has seen some improvement in the inventory production cycle.

Inflation. The continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, most notably sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2022 and may continue to impact business in 2023. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2022 and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on April 17, 2023. The condensed consolidated balance sheet as of December 31, 2022, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that the Company has only one reporting unit.

Reverse Stock Split

On January 6, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effectuate a one-for-fifty (1:50) 2023 Reverse Stock Split of its common stock without any change to its par value (see Note 1). The authorized number of shares of common stock was not affected by the reverse stock split. The Company issued 35,281 additional common shares in connection with this reverse stock split per the rounding provisions provided therein.

Accordingly, all common shares, stock options, stock warrants and per share amounts in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock splits as if the split occurred at the beginning of the earliest period presented in this quarterly report.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ materially from those estimates.

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

At March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was $0 and $1,996, respectively.

Revenue by product:

	Three Months Ended March 31,
	2023	2022
Clinical Nutrition	$3,185,689	$2,365,900
Other	-	18,719
	$3,185,689	$2,384,619

The Company’s revenues earned during the three months ended March 31, 2023 and 2022, are derived primarily from retail customers in North America.

Revenues by geographical area are as follows:

	Three Months Ended March 31,
	2023	2022
North America	$3,185,689	$2,365,720
Europe	-	18,899
	$3,185,689	$2,384,619

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

Costs incurred related to third-party outsourcing, which includes manufacturing, order processing and fulfillment, customer invoicing, collections and warehousing, were approximately $1,937,000 and $1,847,000 for the three months ended March 31, 2023 and 2022, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees, and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $146,820 and $135,423 for the three months ended March 31, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $479,866 and $587,361 for the three months ended March 31, 2023 and 2022, respectively.

Concentrations

Revenue. During the three months ended March 31, 2023, the Company had three customers that accounted for 80% of total revenue. The largest customer accounted for 59% of the Company’s total revenue, the second largest customer accounted for 11% of the Company’s total revenue and the third largest customer accounted for 10% of the Company’s revenue. During the three months ended March 31, 2022, the Company had one customer that accounted for 59% of the Company’s total revenue. No other customer accounted for more than 10% of revenue during the three months ended March 31, 2023 and the three months ended March 31, 2022. The Company sells the majority of its products to one of the largest retailers in the United States.

Accounts receivable. As of March 31, 2023, the Company had accounts receivable from one customer which comprised approximately 67% of its accounts receivable. As of December 31, 2022, the Company had accounts receivable from one customer which comprised approximately 88% of its accounts receivable. No other customer accounted for more than 10% of accounts receivable as of March 31, 2023 and December 31, 2022.

Purchases from vendors. During the three months ended March 31, 2023, the Company utilized one manufacturer for most of its production and packaging of its clinical nutrition products. Total purchases from this manufacturer accounted for approximately 49% of all purchases during the three months ended March 31, 2023. The Company utilized a firm to manage and handle media and advertising of its clinical nutrition products. Total purchases from this vendor accounted for approximately 13% of all purchases during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company’s largest vendor accounted for approximately 41% of all purchases. No other vendors accounted for more than 10% of purchases during the three months ended March 31, 2023 and 2022.

Accounts payable. As of March 31, 2023, two vendors accounted for 80% of total accounts payable. One vendor accounted for 70% and a second vendor accounted for 10% of the accounts payable at March 31, 2023. As of December 31, 2022, one vendor accounted for 88% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of March 31, 2023 and December 31, 2022.

Cash and cash equivalents. Cash and cash equivalents consist of funds deposited with BMO Harris Bank(“BMO”), a major, established, high quality financial institution and short-term (original maturity of generally 60 days or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy and are valued using the net asset value (“NAV”) per share of the money market fund. The Company has an overnight investment feature established with BMO whereby the Company’s cash is swept into a Money Market Mutual Fund managed by Goldman Sachs Asset Management. This fund invests solely in high quality U.S. government issued securities. As of March 31, 2023, $8,774,626 included in cash and cash equivalents was held in the Goldman Sachs Financial Square Government Institutional Fund, a fund that is not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company routinely has cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of its assessment of the creditworthiness and financial viability of the financial institutions that hold such cash balances. The Company has not experienced any losses to date resulting from this policy.

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

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net loss by the weighted-average common shares outstanding during the period, excluding shares of unvested restricted common stock outstanding. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Shares of vested restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are vested. Dilutive potential common shares include shares from unexercised warrants and options. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. For the periods presented in this Quarterly Report on Form 10-Q, the Company had net income for the three months ended March 31, 2023 and a net loss for the three months ended March 31, 2022. Although the Company reported net income for the three months ended March 31, 2023, using the treasury stock method, for the period from January 1, 2023 to the redemption of the preferred stock on February 8, 2023, under the most advantageous pricing approach, there was no material change to the diluted net income per share as reported.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	March 31,
	2023	2022
Warrants	1,526,701	1,526,701
Options	12,459	17,062
Unvested restricted common stock	667	1,000
	1,539,827	1,544,763

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities to be reported at fair value in the financial statements and provide a framework for establishing that fair value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value:

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$4,539,900	$4,539,900
Total liabilities	$-	$-	$4,539,900	$4,539,900

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$6,438,000	$6,438,000
Total liabilities	$-	$-	$6,438,000	$6,438,000

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended March 31, 2023 as follows:

March 31, 2023
Warrant derivative liability
Balance as of beginning of period – December 31, 2022	$6,438,000

Change in fair value of warrant derivative liability	(1,898,100)
Balance as of end of period – March 31, 2023	$4,539,900

As of March 31, 2023 and December 31, 2022, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings (see Note 6).

The Company believes the carrying amounts of certain financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to the short-term nature of such instruments and are excluded from the fair value tables above.

Recent Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 was effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted this standard effective January 1, 2023 and there was no material impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements and guidance issued by FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Inventories

Inventories consisted of the following on the dates noted below:

	March 31,	December 31,
	2023	2022
Raw materials	$49,652	$49,637
Finished goods	3,011,267	3,069,784
	$3,060,919	$3,119,421

The Company’s inventories are stated at the lower of cost or net realizable value calculated on a first-in, first-out basis.

4. Intangible Assets, Net

During the year ended December 31, 2022, the gross amount of the Company’s amortizable finite-lived identifiable intangible assets consisting of a trade name and customer relationships, totaled $11,900,000. Effective December 31, 2022, the Company performed an impairment analysis of its intangible assets and determined that the asset group’s fair value was zero and recorded an impairment loss of $10,065,833 for the net book balance of the intangible assets.

For the three months ended March 31, 2022, amortization expense was $297,500.

5. Operating Leases

In July, 2021, the Company entered into a month-to-month lease for its primary corporate office space located in Houston, Texas, with lease payments of approximately $2,700 per month. Leases with the duration of less than 12 months are not recognized on the balance sheet and are expensed on a straight-line basis over the lease term.

As of December 31, 2022, the Company’s VectorVision subsidiary leased a warehouse space in Ohio under an operating lease that expired in February 2023. During the year ended December 31, 2022, the Company recorded an impairment of the operating lease right of use asset of $24,257, and made payments of $22,221 on the operating lease liability. At December 31, 2022, the balance of the operating lease liability was $3,807, which was paid off in February 2023.

6. Warrant Derivative Liability

On February 18, 2022, the Company sold shares of the Company’s common stock (see Note 8) and 740,000 Series A warrants (the “Series A Warrants”) and 740,000 warrants Series B warrants (the “Series B Warrants”). The Series A and Series B Warrants had an initial exercise price of $18.50 per share. The Series A Warrants expire in February 2027 and the Series B Warrants expire in August 2023.

The Series A and Series B Warrants contain certain anti-dilution provisions, including a down round provision and certain cash redemption rights. On November 30, 2022, the exercise price of the Series A and Series B Warrants was adjusted downward to $7.88 per share to equal the Series C Convertible Redeemable Preferred Stock conversion price (see Note 8).

In addition, the Series A Warrants and Series B Warrants contain a provision which requires that the exercise price of such warrants be adjusted to the volume weighted average price of the Company’s common stock for the five trading days immediately following effectiveness of a reverse stock split if such calculation resulted in an exercise price below the then-current exercise price. The Company determined that this provision represented a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Series A and Series B Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. Accordingly, the Series A and Series B warrants are classified as a derivative liability. In January 2023, in conjunction with the completion of the Company’s reverse stock split (see Note 1), the exercise price of the Series A and Series B warrants was further adjusted to $7.57 per share.

The fair value of the warrant liability at March 31, 2023, and at December 31, 2022, was $4,539,900 and $6,438,000, respectively. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected probability of event occurrence, including stock splits, stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant or valuation date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the Company’s historical rate, which the Company anticipates remaining at zero. The derivative liabilities were valued using a binomial lattice model with the following assumptions:

	Series A Warrants		Series B Warrants
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Common stock market price	$6.11	$7.26	$6.11	$7.26
Exercise price	7.57	7.57	7.88	7.88
Expected term (in years)	3.9	0.40	4.15	0.65
Expected volatility	137.50%	90.02%	131.20%	104.50%
Expected dividend yield	-	-	-	-
Risk-free interest rate	3.83%	4.11%	4.85%	4.75%
Total fair value	$3,759,200	$4,506,600	$780,700	$1,931,400

7. Redeemable Preferred Stock (Temporary Equity, redeemed in full in February 2023)

On November 29, 2022, the Company issued and sold, in a private placement, 495,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), and 5,000 shares of the Company’s Series D Redeemable Preferred Stock (the “Series D Preferred Stock,” and together with the Series C Preferred Stock, the “Preferred Stock”).

The Series C Preferred Stock had the right to vote on an amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended, to authorize a reverse split of the Common Stock on an as-converted to common stock basis. The shares of the Series D Preferred Stock were automatically voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted) and Series C Preferred Stock were voted on the Amendment. The Certificates of Designation for the Preferred Stock provided that the Preferred Stock had no voting rights other than the right to vote on the Amendment and as a class on certain other specified matters, and, with respect to the Series D Certificate of Designation, the right to cast 1,000,000 votes per share of Series D Preferred Stock on the Reverse Stock Split proposal. The Amendment required the approval of the majority of the votes associated with the Company’s outstanding stock entitled to vote on the proposal. On January 5, 2023, the Amendment to authorize a reverse split of the Common Stock was approved at a special meeting of stockholders. Following the meeting, the board of directors approved a one-for-fifty (1-for-50) reverse split of the Company’s issued and outstanding shares of common stock (see Note 1).

As of December 31, 2022, Series C and Series D Preferred Stock reflected on the balance sheet was reconciled in the following table:

	Series C Preferred Stock	Series D Preferred Stock
Gross Proceeds	$4,702,500	$47,500
Less:
Preferred stock issuance costs	(437,169)	(4,416)
Plus:
Accretion of carrying value to redemption value	932,169	9,416
Preferred stock subject to possible redemption	$5,197,500	$52,500

At December 31, 2022, $4,750,000 in gross proceeds from the issuance of the Preferred Stock, plus an additional $500,000, which was required to fund the 105% redemption price, was held in an escrow account and presented as restricted cash on the December 31, 2022 consolidated balance sheet. The Preferred Stock was redeemed in full for cash through February 8, 2023, the escrow account was closed, and as of March 31, 2023 there were no shares of Preferred Stock outstanding.

8. Stockholders’ Equity

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, in the event the Company effects a reverse stock split during the term of the Series A Warrants and Series B Warrants, the exercise price of such warrants following such reverse split will be subject to further adjustment in the event the volume-weighted average trading price of our common stock for the five days following such reverse stock split is lower than the exercise price of such warrants. Also, subject to customary exceptions, the exercise price of the Series A Warrants is subject to adjustment in the event of issuances of the Company’s common stock or common stock equivalents at a price below the exercise price of the Series A Warrants. In such event, the exercise price of the Series A Warrants will be reduced to the price of the securities issued in such transactions. In the event of a fundamental transaction, as defined, the holder of a warrant shall have the option, exercisable at any time concurrently with, or within 30 days after, the consummation of the fundamental transaction to cause the Company to purchase such warrant from the holder for cash in an amount equal to the Black Scholes value of such warrant calculated in accordance with the terms of warrant.

On February 18, 2022, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners LLC (“Roth”) and Maxim Group LLC, as co agents (collectively, the “Agents”), pursuant to which the Company paid the Agents an aggregate fee equal to 7.0% of the gross proceeds from the units sold in the February 2022 Offering and reimbursed the Agents $100,000 for expenses incurred in connection with the February 2022 Offering. In addition, the Company issued warrants (the “Placement Agent Warrants”) to Roth to purchase up to 37,000 shares of the Company’s common stock exercisable at an exercise price of $18.50 per share. The Placement Agent Warrants were immediately exercisable and expire on the fifth anniversary of the date of the issuance.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2022	1,526,701	$8.67	2.39
Granted	-	-	-
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
March 31, 2023, all exercisable	1,526,701	$8.67	2.14

The exercise prices of warrants outstanding and exercisable as of March 31, 2023 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
1,517,000	7.57
9,701	120.00
1,526,701

During the three months ended March 31, 2023, there were no warrant exercises. Based on the closing price of the Company’s common stock on March 31, 2023 of $6.11 per share, the aggregate intrinsic value of warrants outstanding as of March 31, 2023 was $0.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2022	13,294	$217.05	6.80
Granted	-	-	-
Forfeitures	-	-	-
Expirations	835	750.00	-
Exercised	-	-	-
March 31, 2023, outstanding	12,459	217.05	6.80
March 31, 2023, exercisable	10,152	252.06	6.70

The exercise prices of options outstanding and exercisable as of March 31, 2023 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
1,344	840	$7.35
841	682	45.50
1,002	334	80.50
1,008	882	88.00
840	840	116.70
336	336	162.33
3,058	2,208	197.70
3,862	3,862	300.00
168	168	750.00
12,459	10,152

The Company accounts for share-based payments in accordance with ASC 718 wherein grants are measured at the grant date fair value and charged to operations over the vesting periods.

During the three month’s ended March 31, 2023 and 2022, there were no grants of options to purchase shares of common stock.

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

For the three months ended March 31, 2023 and 2022, the Company recognized aggregate stock-compensation expense of $25,182 and $85,963, respectively, related to the fair value of vested options.

As of March 31, 2023, the Company had an aggregate of 2,307 remaining unvested options outstanding, with a remaining fair value of approximately $209,743 to be amortized over an average of 5 years. Based on the closing price of the Company’s common stock on March 31, 2023 of $6.11 per share, the aggregate intrinsic value of options outstanding as of March 31, 2023 was $0.

Restricted Common Stock

During the three months ended March 31, 2023 and 2022, there were no grants of restricted common stock.

During the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense of $5,329 and $59,906, respectively, related to vested restricted shares. At March 31, 2023, there was $14,117 of unvested compensation related to the non-vested shares that will be amortized over a remaining vesting period of 1.25 years.

The following table summarizes restricted common stock activity for the three months ended March 31, 2023:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2022	667	$80.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares, March 31, 2023	667	80.50

9. Commitments and Contingencies

Legal Proceedings

In the normal course of business, the Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations. At March 31, 2023 and December 31, 2022, the Company was not a party to any material legal proceedings and is not aware of any pending or threatened legal proceedings against the Company that it believes could have a material adverse effect on its business, operating results, cash flows or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc., individually, or as the context requires, collectively with its subsidiaries.

Overview

We are a clinical nutrition company that develops and distributes clinically supported nutritional medical foods and dietary supplements. The Company offers a portfolio of science-based, clinically supported products designed to support retail consumers, healthcare professionals and providers, and their patients by supporting bone health, eye health, cardiovascular health, and brain health through nutrients such as Calcium, Vitamin D, Vitamin K, Carotenoids, and Omega-3s.

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

●	Brand awareness – Viactiv was initially launched by industry leaders Mead Johnson/Johnson & Johnson approximately twenty years ago, and we believe this history, along with the product’s marketing campaigns, taste profile and receipt of consistently positive consumer reviews, have led to strong consumer awareness and acceptance. We are leveraging this strong consumer awareness to expand the Viactiv brand beyond calcium chews. We launched an Omega-3 product during the year ended December 31, 2022 called Omega Boost Gel Bites, and we are marketing it to a similar target audience as the calcium chews. This along with cross selling across products are important actions we are taking to take advantage of the Viactiv brand awareness to help us grow our business.

●	Experienced management – As part of the Activ acquisition, we hired the senior executive responsible for the Viactiv brand at Adare Pharmaceuticals, Inc. (“Adare”) as our Chief Commercial Officer. This senior executive was a member of the executive leadership team of Adare, and he has contributed strong sales, marketing and research and development skills and experiences to our leadership team. We have combined his skill set with other professionals on our team that had complementary skills, including manufacturing, logistics, financial management and medical education. Building out our team in this manner has helped us scale our capabilities and better exploit our collective industry experience.

●	Established distribution – Viactiv’s products are currently marketed through many of the nation’s largest retailers, including, among others, Walmart (retail and online), Target and Amazon. We added a direct-to-consumer eCommerce capability on our website viactiv.com in 2022 to expand our sales channels. The Viactiv calcium chews can now be purchased through any of these channels, and we subsequently added our ocular products to this platform. We are also working to leverage our distribution and supply networks to grow our Omega Boost Gel Bites product which is currently sold on our direct-to-consumer site as well as one online retailer. We are evaluating additional channel expansion for Omega Boost Gel Bites in addition to offering bundles with our other products to our customers.

●	Track record of financial performance – The Viactiv brand has a strong history of financial success both before and after our acquisition of the brand. Viactiv generated net revenues of approximately $3,091,000 which accounts for 97% of our total revenues for the three months ended March 31, 2023. For the three months ended March 31, 2022 we generated net revenues of approximately $2,385,000 and the Viactiv products would have accounted for 95% of the total revenues. Over time, we expect the acquisition of Viactiv to contribute increasing revenue and consistent operating margins and consistent operating margin, as well as a multitude of growth opportunities, to our Company.

Viactiv® Calcium Fortified Soft Chew

Viactiv was first introduced to the market over 20 years ago as a calcium-fortified soft chew intended to deliver clinical nutrition to women in a way that is enjoyable to taste and easy to consume. The chews are available in chocolate and caramel flavors, each delivering nutrition to help consumers maintain health goals, such as strong bones and immune support. The calcium chews contain 650mg of calcium that deliver benefits of hard-to swallow pills in a chewable gummy form with the great taste you expect from a gummy. Compared to the leading gummies, our calcium chews are one of the only products with both Vitamin D and K1 to boost calcium absorption and help bone mineral density.

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

The Omega Boost Gel Bites also represent an expansion of the Viactiv brand beyond calcium products. We are focusing on the potential of the product as we increase consumer awareness, receive additional clinical support for the efficacy of the product, refine our marketing activities and increase distribution.

Launch of Direct-to-Consumer Online Store for Viactiv Products

During January 2022, we launched our new e-commerce venue through a Shopify store for our Viactiv line of products (which can be found at www.activ.com). The new e-commerce platform offers Viactiv customers the option of shopping via retail outlets (e.g., grocery, pharmacy, etc.) or online through those same retail websites or directly through our new branded website. We derived approximately 1% of our sales revenue from this channel during the three months ended March 31, 2023 and 1% of our sales revenue from this channel during the three months ended March 31, 2022 . We hope to increase this revenue segment through a targeted marketing effort to attract existing and new customers through a digital marketing strategy which entails mobile optimization, performance marketing, and brand awareness.

Strategic Objectives, Goals and Strategies

We believe that our ability to maximize stockholder value requires that we build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. We have taken a number of steps the last two years to strengthen our corporate foundation, including acquiring Viactiv, winding down and reevaluating VectorVision, hiring key team members, launching a new product, strengthening our eCommerce capabilities and streamlining operations.

Our three primary objectives are:

●	Demonstrate Commercial Success: We are focused on growing sales of our existing Viactiv product portfolio, growing sales of new products introduced in 2022 and positioning the other clinical nutrition products to maximize results. We addressed this objective during 2022 by launching the new Omega Boost Gel Bites, which adds a key product to our portfolio. New products are also important to reduce the risk of customer and supplier concentrations. We have worked with our manufacturing partners to rebuild inventories which were negatively impacted by the supply chain constraints we experienced in 2021 and 2022. Lack of inventory was the biggest impediment to our ability to grow sales of our calcium products in the first three quarters of 2022, but we have since rebuilt our inventory levels and inventory is not currently an impediment. We also implemented a targeted retail price increase in 2022. Our sales increased in the three months ended March 31, 2023 to $3,185,689, which we believe was a result of these actions. This sales increase was also a result of various commercial and operational improvements we implemented for our Viactiv line of products, such as resulting from the increased inventory levels we maintained in the first three months of 2023.

●	Strengthen our Commercial Engine: We believe we need to effectively implement several strategies to improve our commercial engine. We intend to expand our product distribution within our existing sales channels, strengthen our Viactiv brand and related marketing, build our innovation pipeline and strengthen our management team. During the three months ended March 31, 2023, we continued to explore new distribution opportunities with new and existing customers as well as enhance our direct-to-consumer capability on viactiv.com. We continue to monitor customer trends and identify opportunities for new product development. As we refine our plans for 2023, we plan to focus our efforts on commercializing the Omega Boost Gel Bites product that were introduced in 2022, continue to drive sales of our calcium chews and evaluate plans to launch another product later this year. During the three months ended March 31, 2023, we maintained our inventory levels at a satisfactory level, which is required in order to increase our marketing trials. We also made progress toward our goal of regaining consistent selling levels with Amazon.com. We also continue to pursue additional marketing strategies to increase the distribution of all Viactiv products across our existing sales channels.

●	Strengthen our Clinical Nutrition Strategy: We are strengthening our clinical nutrition strategy, by, among others, advancing clinical evidence regarding our existing and future products, partnering with specialty manufacturers and suppliers to leverage innovations, and working to increase awareness of our products within the healthcare community. In 2022, we announced interim results of an independent clinical study designed to evaluate the effectiveness of new Viactiv Omega Boost Gel Bite Gummies at increasing Omega-3s, EPA and DHA saturation levels on red blood cells in comparison to a leading gummy and soft gel product. According to this study, Viactiv Omega Boost Gel Bites provided a greater and faster increase of the omega-3 index when compared to the soft gel and gummy groups or “arms” . Our clinical results showed a 50% improvement in Omega-3 levels in just 4 weeks and a 63% increase in 12 weeks in healthy participants. Finally, we continue to consult with our manufacturing partners to research the supply of science-based ingredients and new formats that could be incorporated into our future products

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

We will continue to incur significant expenses related to the commercialization and development of our products and with respect to our efforts to build our infrastructure, expand our operations, and execute our business plans. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

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

Recent Developments

Reverse Stock Split

We held a special meeting of stockholders on January 5, 2023 (the “Meeting”) to consider and approve a proposal to amend the Company’s Certificate of Incorporation to effect a reverse split of the Company’s outstanding shares of common stock, par value $0.001, at a specific ratio, up to a maximum of a 1-for-100 split, with the exact ratio to be determined by the Company’s board of directors in its sole discretion (the “Proposal”). The primary reason for recommending the Proposal were to allow the Company’s common stock to regain compliance with the minimum bid price requirement of the Nasdaq Capital Market.

The Proposal was approved by the Company’s stockholders at the Meeting and on January 5, 2023, the board of directors approved a one-for-fifty (1-for-50) reverse split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 6, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on January 6, 2023, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on January 9, 2023.

When the Reverse Stock Split became effective, every 50 shares of the Company’s issued and outstanding common stock were automatically combined, converted and changed into 1 share of the Company’s common stock, without any change in the number of authorized shares or the par value per share. In addition, a proportionate adjustment was be made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock that was created as a result of the Reverse Stock Split was rounded up to the next whole share. As a result, we issued an additional 35,281 common shares for rounding. Accordingly, all common shares, stock options, stock warrants and per share amounts in the consolidated financial statements have been adjusted retroactively to reflect the reverse stock splits as if the splits occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.

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

Each investor separately agreed, pursuant to a side letter (the “Side Letter”), to vote their respective shares of Preferred Stock on the Proposal at the Meeting and to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock, unless and until the Proposal has been approved by the Company’s stockholders. Pursuant to the certificate of designation of the Series C Preferred Stock, the shares of Series C Preferred Stock had the right to vote on the Proposal on an as-converted to Common Stock basis. In addition, pursuant to the Side Letter, the shares of Series D Preferred Stock were automatically voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted) and Series C Preferred Stock were voted on the Proposal. The Proposal required the approval of the majority of the votes associated with the Company’s outstanding classes of stock entitled to vote on the Proposal. Because the Series D Preferred Stock automatically and without further action of the holder be voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted) and Series C Preferred Stock were voted on the Proposal, abstentions by common stockholders did not have any effect on the votes cast by the holders of the Series D Preferred Stock

The proceeds of the Offering were held in a third-party escrow account, along with the additional amount that was necessary to fund the 105% redemption price, until the expiration of the redemption period for the Preferred Stock, as applicable, subject to the earlier payment to redeeming holders.

In connection with the Offering, the Company agreed to pay Roth Capital Partners, LLC, the Company’s Placement Agent for the Offering (the “Placement Agent”), a financial advisory fee of $200,000 and to reimburse the Placement Agent for certain of its expenses, including legal costs, in an amount not to exceed $50,000. In addition, the Company agreed to pay the Placement Agent a cash fee equal to 5% of the gross proceeds received from any shares of Series C Preferred Stock that were ultimately converted into Common Stock.

As a result of the November 2022 Offering and pursuant to the terms of the Series A and Series B warrants, on November 30, 2022, the exercise price for all of the Series A and Series B warrants were reduced to $7.884. Thereafter, as a result of the Reverse Stock Split and pursuant to the terms of the Series A and Series B warrants, the exercise price for all of the Series A and Series B warrants were reduced to $7.57 on January 13, 2023.

As of March 31, 2023, no shares of Preferred Stock were outstanding, as all holders were paid in full in cash during the quarter and the escrow account was closed. There were no conversions of the Preferred Stock into the Company’s common stock. We had Restricted Cash on our December 31, 2022 balance sheet in the amount of $5,250,000, all of which was used to fund the redemption of this Preferred Stock in full.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that impacted our condensed consolidated financial statements and related notes included herein.

Recent Trends – Market Conditions

Beginning in December 2021 and through the third quarter of 2022, we experienced supply chain constraints due to the COVID-19 pandemic. These supply chain issues constrained our ability to obtain inventory to fulfill customer orders for our Viactiv brand products on a timely basis. The constraints began to abate during the fourth quarter of 2022 and we have not experienced any disruptions since that time. We are subject to out-of-stock fees to certain retailers in the event that we are unable to adequately maintain certain inventory levels of our Viactiv products. Additionally, we and our suppliers continue to experience significant broad-based inflation pressures. We expect input cost inflation to continue at least through the end of 2023.

COVID-19 and Inflation

COVID-19 and Supply Disruptions. Our financial results for the year ended December 31, 2022 were affected by supply chain constraints due, in large part, to the COVID-19 pandemic and associated labor shortages and increased wages experienced by the Company’s suppliers that increased our expenses. These constraints began in the fourth quarter of 2021 and continued until the third quarter of 2022 and impacted our ability to obtain inventory to fulfill customer orders for our Viactiv branded products on a timely basis during and subsequent to that timeframe. Additionally, we are subject to out-of-stock fees to certain retailers in the event that the Company is unable to adequately maintain certain inventory levels of its Viactiv products with such retailers. Starting during the end of 2022 and in the three months ended March 31, 2023, the Company has seen some improvement in the inventory production cycle, while labor costs continue to rise.

Inflation. The continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, most notably by implementing sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted our business in 2022 and the first three months ended March 31, 2023. We believe that the economic uncertainty may continue to impact business during the remainder of 2023. The consequences of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in our operating expenses.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Plan of Operations

General Overview

We are a clinical nutrition company that develops and distributes clinically supported nutritional medical foods and dietary supplements. The Company offers a portfolio of science-based, clinically supported products designed to support retail consumers, healthcare professionals and providers, and their patients by supporting bone health, eye health, cardiovascular health, and brain health through nutrients such as Calcium, Vitamin D, Vitamin K, Carotenoids, and Omega-3s.

We believe that our ability to maximize stockholder value requires that we build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. We have taken a number of steps the last two years to strengthen our corporate foundation, including acquiring Viactiv, winding down and reevaluating Vector Vision, hiring key team members, launching a new product, strengthening our eCommerce capabilities and streamlining operations.

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

●	We intend to improve the growth of our sales channels by increasing product commercialization through better access to sales channels and to leverage our collective experience, particularly from the Viactiv product distribution, to increase and improve the distribution of all of our products. We have also added a direct-to-consumer eCommerce capability on viactiv.com to expand our sales channels for all of our products. As a result, our calcium chews can now be purchased through a number of sales channels, including stores owned by traditional retailers, websites of online retailers and directly from Viactiv at viactiv.com. We are also participating in customer trade shows and discussing additional distribution with several traditional retailers. Finally, we continue to invest in advertising, marketing and social media engagement to drive growth in these sales channels.

●	We intend to enhance our product strategy by continuing to develop new products that increase our product breadth, like the Omega Boost Gel Bites that were introduced last year. New products are an important component of our sales growth strategy, but they also diversify our customer base and supply chains. We also continue to critically evaluate our current product portfolio in order to improve or discontinue certain of our existing products. We are focused on products with differentiated formulations, product taste, compelling product formats, and competitive cost structures.

●	We intend to improve our brand strategy by improving the management and exploitation of our brand portfolio, particularly by leveraging Viactiv’s strong consumer awareness and acceptance. We are also focusing on improvements to our marketing and social media engagement that better highlight our product differentiation

●	We intend to strengthen our clinical nutrition strategy by continuing to advance clinical evidence regarding our products, working with manufacturers and suppliers to leverage our partner’s innovations and increasing awareness of our products and efforts within the healthcare community. We will actively seek out further opportunities to participate in clinical studies that demonstrate the effectiveness of our products, following the example of the independent clinical study involving Omega Boost Gel Bites referenced earlier in this report.

Results of Operations

Through March 31, 2023, we have primarily been engaged in product development and marketing, commercialization of our products and improving our operating efficiencies. We have incurred, and will continue to incur, significant expenditures for the commercialization and development of our products. With the acquisition of the Viactiv brand and its successful integration into our operations, we believe we have established a significant baseline level of revenue from which to grow.

Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
Revenue	$3,185,689	$2,384,619	$801,070	33.6%
Cost of goods sold	1,850,387	1,288,162	562,225	43.7%
Gross Profit	1,335,302	1,096,457	238,845	21.8%
Operating Expenses:
Sales and marketing	598,655	668,645	(69,790)	(10.5)%
General and administrative and other	2,137,920	3,041,169	(903,249)	(29.7)%
Research and development	62,734	6,691	56,043	837.6%
Total operating expense	2,799,309	3,716,505	(917,196)	(24.7)
Loss from Operations	(1,464,007)	(2,620,048)	(1,156,041)	(44.1)%
Other Income (Expense):
Change in fair value of warrant derivative liability	1,898,100	(2,682,500)	4,580,600	270.1%
Interest income	98,998	1,561	97,437	634.2%
Total Other Income (Expense)	1,997,098	(2,680,939)	4,678,037	274.5%
Net Income (Loss)	$533,091	$(5,300,987)	$5,834,078	894.4%

Revenue

For the three months ended March 31, 2023, revenue from product sales was $3,185,689, as compared to $2,384,619 for the three months ended March 31, 2022, an increase of $801,070 or 33.6%. We experienced supply chain delays for inventory in the quarter ended March 31, 2022 which reduced revenues. We were able to successfully mitigate the inventory supply challenges from the prior year which enabled us to meet increased customer demand for our Viactiv line of products and grow sales by 36.8% in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Cost of Goods Sold

For the three months ended March 31, 2023, cost of goods sold was $1,850,387, as compared to $1,288,162 for the three months ended March 31, 2022, an increase of $562,225 or 43.7%. This increase was primarily driven by our 33.6% growth in revenue primarily from our Viactiv line of products for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Gross Profit

For the three months ended March 31, 2023, gross profit was $1,335,302, as compared to $1,096,457 for the three months ended March 31, 2022, an increase of $238,845 or 21.8%. This increase was primarily driven by the increase in sales during the three months ended March 31, 2023. In addition, during the three months ended March 31, 2023 we paid out of stock fees of approximately $1,600 as compared to out of stock fees paid in the three months ended March 31, 2022 totaling approximately $88,000, which fees were due to our inability to maintain contractually agreed upon levels of inventory with certain retailers. We solved these challenges in 2022 and have realized a measurable benefit as a result. During the three months ended March 31, 2023, we earned a gross profit percentage of 41.9% as compared to a gross profit percentage of 45.9% for the three months ended March 31, 2022. Our gross profit was negatively impacted as a direct result of the increase in retail customer trade promotions and other trade allowances deducted from gross revenue during the three months ended March 31, 2023.

Sales and Marketing

For the three months ended March 31, 2023, sales and marketing expenses were $598,655 as compared to $668,645 for the three months ended March 31, 2022, a decrease of $69,790, or 11%. The decrease was primarily attributable to our reduced expenditures in marketing and advertising during the three months ended March 31, 2023 for mainly our Viactiv line of products. Sales and marketing costs are primarily attributable to the Viactiv product line and consist mainly of advertising expenses related to our Calcium, Immune and Omega Boost Gel Bites products. We incurred additional expense in the three months ended March 31, 2022 related to the launch of our Viactiv® Omega Boost Gel Bites product, including creative development, testimonial advertising, account management and social media related costs.

General and Administrative and other

For the three months ended March 31, 2023, general and administrative and other expenses were $2,137,920 as compared to $3,041,169 for the three months ended March 31, 2022, a decrease of $903,249 or 30%. The decrease in 2023 was primarily driven by decreases of approximately $298,000 in amortization expense, $199,000 in consulting fees, $149,000 in legal fees, $123,000 in payroll expense, $115,000 in stock based compensation, $80,000 in recruiting fees, and $42,000 in accounting fees, partially offset by an increase in franchise tax expense of $100,000.

Loss from Operations

Loss from operations for the three months ended March 31, 2023 was $(1,464,007) as compared to $(2,620,048) for the three months ended March 31, 2022, a decrease of $1,156,041 of 44%. The reduction in operating losses was primarily attributable to a decrease of $903,249 or 30% in the general and administrative expense category for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease in general and administrative expense during 2023 was primarily driven by decreases of approximately $298,000 in amortization expense, $199,000 in consulting fees, $149,000 in legal fees, $123,000 in payroll expense, $115,000 in stock based compensation, $80,000 in recruiting fees, and $42,000 in accounting fees, partially offset by an increase in franchise tax expense of $100,000. We also generated an additional $238,845 in gross profit for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 which also contributed to the decrease our operating losses for the three months ended March 31, 2023.

Change in Fair Value of Warrant Derivative Liability

For the three months ended March 31, 2023, the change in the fair value of warrant derivative liabilities related to the issuance of the Series A warrants and Series B warrants in November 2022 was a gain of $1,898,100 as compared to a loss of $2,682,500 for the three months ended March 31, 2022, an increase of approximately $4,580,600.

Net Income (Loss)

For the three months ended March 31, 2023, we generated net income of $533,091, as compared to a net loss of $(5,300,987) for the three months ended March 31, 2022. Net income in the three months ended March 31, 2023 was attributable to the non-operating and non-cash gain on the change in fair value of our warrant derivative liability described above.

Liquidity and Capital Resources

For the three months ended March 31, 2023, we generated net income of $533,091 and used cash in operating activities of $1,879,210. At March 31, 2023, we had cash and cash equivalents of $8,774,626 and working capital of $12,975,691. Working Capital includes the sum of (current assets – restricted cash) – (current liabilities - the current portion of warrant derivative liabilities).

Notwithstanding the net operating loss for the three months ended March 31, 2023, management believes that our current cash balance and short-term investments are sufficient to fund operations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Our financing has historically come from the sale of common stock and securities convertible into common stock. We may continue to seek to raise additional debt and/or equity capital to fund future operations and acquisitions as necessary, but there can be no assurances that we will be able to secure such additional financing in the amounts necessary to fully fund our operating requirements and strategic initiatives on acceptable terms or at all. Over time, if we are unable to access sufficient capital resources on a timely basis, we may be forced to reduce or discontinue our product development programs and/or curtail or cease operations.

Sources and Uses of Cash and Cash Equivalents

The following table sets forth the Company’s major sources and uses of cash and cash equivalents for each of the following periods:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,879,210)	$(2,226,473)
Net cash used in investing activities	(1,654)	(7,003,924)
Net cash (used in) provided by financing activities	(5,250,000)	9,968,939
Net (decrease) increase in cash and cash equivalents	$(7,130,864)	$738,542

Operating Activities

Net cash used in operating activities was $1,879,210 during the three months ended March 31, 2023, as compared to $2,226,473 for the three months ended March 31, 2022. The decrease of $347,263 in cash used by operating activities was primarily due to a reduction in general and administrative expenses.

Investing Activities

Net cash used in investing activities was $1,654 for the three months ended March 31, 2023, as compared to net cash used in investing activities in the amount of $7,003,924 for the three months ended March 31, 2022. Cash used in investing activities for the three months ended March 31, 2023 was for the purchase of property and equipment. Cash used in investing activities during the three months ended March 31, 2022 was primarily attributable to the net of purchases and sales of US Treasury Bills.

Financing Activities

Net cash used in financing activities was $5,250,000 for the three months ended March 31, 2023. The entire amount was used to repay the holders of our Preferred Stock issued in November 2022 in full. Cash provided by financing activities for the three months ended March 31, 2022 was $9,968,939 and was attributable to the sale of common stock, which resulted in net proceeds of $8,834,899 plus warrant exercises resulting in net proceeds of $1,134,040.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. As of March 31, 2023, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the 2022 Form 10-K, in that the Company did not design and maintain effective controls over the preparation and review of accounting for complex financial transactions, mainly due to the lack of adequate technical expertise to ensure the proper application, at inception, of ASC 815-15 Embedded Derivatives related to certain stock warrants issued in the quarterly period ended March 31, 2022.

Remediation Plan

As of March 31, 2023, management has designed and implemented the following measures to remediate the material weakness related to the accounting for the preparation and review of accounting for complex financial transactions, mainly due to the lack of adequate technical expertise to ensure proper application, as described in the preceding paragraph. As part of the remediation process, the Company has engaged a third party to review the Company’s accounting for complex financial transactions on a quarterly basis, or when any significant unusual transaction has been entered into.

While management believes that the measures already designed and implemented in the accounting for the preparation and review of accounting for complex financial transactions are effective, the material weakness will not be considered fully remediated until the associated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 17, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, other than as described herein and below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2023.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (1) ineffective controls over outsourced IT systems and business processes and (2) inadequate segregation of duties within accounting processes.

As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q, as of March 31, 2023, management has designed and implemented measures to remediate the material weakness related to the accounting for the preparation and review of accounting for complex financial transactions. The execution of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Management expects to complete its remediation plan during the year ending December 31, 2023.

Risks Related to the Company’s Business

Supply Chain Constraints; Inflationary Pressures

We experienced supply chain constraints due to the COVID-19 pandemic and its aftermath. These constraints began in approximately December 2021 and continued through approximately the third quarter of 2022. These constraints had impacted the Company’s ability to obtain inventory to fulfill customer orders for its Viactiv branded products and may continue to impact its ability to fulfill customer orders going forward which would have a material adverse effect on the Company’s business and results of operations. The Company is subject to out-of-stock fees to certain retailers in the event that the Company is unable to adequately maintain certain inventory levels of our Viactiv products. The Company paid approximately $1,600 and $88,000 in such fees for the three months ended March 31, 2023 and the three months ended March 31, 2022, respectively, to some of these retailers. Additionally, the Company and its suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges. The Company expects input cost inflation to continue at least throughout 2023. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation and amendment thereto (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report Form 8-K on February 1, 2019 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2019 and incorporated herein by reference)

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019)

3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

3.7	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)

3.8	Certificate of Designation of Series D Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardion Health Sciences, Inc.

May 15, 2023	By:	/s/ Bret Scholtes
Bret Scholtes
Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Jeffrey Benjamin
Jeffrey Benjamin
Chief Accounting Officer
(Principal Financial and Accounting Officer)

