Form 10-Q
period 2023-06-30
Guardion Health Sciences, Inc.
filed 2023-08-14
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-38861

GUARDION HEALTH SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4428421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2925 Richmond Avenue, Suite 1200, Houston, Texas	77098
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2023, there were 1,273,296 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31
	(Unaudited)	2022
Assets
Current assets
Cash and cash equivalents	$8,365,987	$10,655,490
Restricted cash	-	5,250,000
Accounts receivable	1,555,141	1,924,353
Inventories	2,513,000	3,119,421
Prepaid expenses and other assets	996,900	687,933
Total current assets	13,431,028	21,637,197
Property and equipment, net	43,043	48,871
Total assets	$13,474,071	$21,686,068

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$985,322	$1,518,052
Accrued expenses	452,504	558,287
Operating lease liability - current	-	3,807
Warrant derivative liability – current	558,700	1,931,400
Total current liabilities	1,996,526	4,011,546
Warrant derivative liability – long-term	4,236,500	4,506,600
Total liabilities	6,233,026	8,518,146

Commitments and contingencies

Redeemable preferred stock
Series C convertible redeemable preferred stock, no shares and 495,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	5,197,500
Series D redeemable preferred stock, no shares and 5,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	52,500
Total redeemable preferred stock	-	5,250,000

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 1,267,340 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,267	1,267
Additional paid-in capital	101,603,398	101,640,955
Accumulated deficit	(94,363,620)	(93,724,300)
Total stockholders’ equity	7,241,045	7,917,922
Total liabilities, redeemable preferred stock and stockholders’ equity	$13,474,071	$21,686,068

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue
Clinical nutrition	$2,789,817	$3,275,213	$5,975,506	$5,641,113
Other	-	-	-	18,719

Total revenue	2,789,817	3,275,213	5,975,506	5,659,832

Total cost of goods sold	1,540,549	1,875,669	3,390,936	3,163,831

Gross profit	1,249,268	1,399,544	2,584,570	2,496,001

Operating expenses
Research and development	77,200	95,524	139,934	102,215
Sales and marketing	415,080	388,511	1,013,735	1,057,156
General and administrative	1,769,634	2,627,087	3,907,554	5,643,999
Impairment of right-of-use asset	-	-	-	24,257

Total operating expenses	2,261,914	3,111,122	5,061,223	6,827,627

Loss from operations	(1,012,646)	(1,711,578)	(2,476,653)	(4,331,626)

Other income (expense)
Change in fair value of warrant derivative liability	(255,300)	5,357,600	1,642,800	2,675,100
Interest income, net	95,535	9,615	194,533	11,176
Other income (expense), net	(159,765)	5,367,215	1,837,333	2,686,276

Net (loss) income	$(1,172,411)	$3,655,637	$(639,320)	$(1,645,350)

Net (loss) income per common share - basic and diluted	$(0.93)	$2.97	$(0.50)	$(1.63)
Weighted average common shares outstanding – basic and diluted	1,267,340	1,231,063	1,267,340	1,009,243

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months and Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,267,340	$1,267	$101,640,955	$(93,724,300)	$7,917,922
Fair value of vested stock options	-	-	25,182	-	25,182
Fair value of vested restricted stock	-	-	5,329	-	5,329
Net income	-	-	-	533,091	533,091
Balance at March 31, 2023	1,267,340	1,267	101,671,466	(93,191,209)	8,481,524
Fair value of vested stock options	-	-	(73,456)	-	(73,456)
Fair value of vested restricted stock	-	-	5,388	-	5,388
Net income	-	-	-	(1,172,411)	(1,172,411)
Balance at June 30, 2023	1,267,340	$1,267	$101,603,398	$(94,363,620)	$7,241,045

	Three Months and Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	488,539	$489	$101,099,383	$(78,802,072)	$22,297,800
Fair value of vested stock options	-	-	85,963	-	85,963
Fair value of vested restricted stock	-	-	59,906	-	59,906
Common stock issued for cash, net of offering costs	651,000	651	8,834,247	-	8,834,898
Common stock issued upon exercise of warrants	89,000	89	1,133,951	-	1,134,040
Recognition of fair value of warrant derivative liability issued in connection with issuance of common stock	-	-	(8,783,800)	-	(8,783,800)
Net loss	-	-	-	(5,300,987)	(5,300,987)
Balance at March 31, 2022	1,228,539	1,229	102,429,650	(84,103,060)	18,327,820
Fair value of vested stock options	-	-	61,818	-	61,818
Fair value of vested restricted stock	-	-	11,585	-	11,585
Issuance of vested restricted stock, net of shares withheld for payment of employee withholding tax	3,477	35	(24,046)	-	(24,011)
Net income	-	-	-	3,655,637	3,655,637
Balance at June 30, 2022	1,232,016	$1,264	$102,479,007	$(80,447,422)	$22,032,849

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

Operating Activities
Net income (loss)	$(639,320)	$(1,645,350)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,620	634,180
Impairment of right-of-use asset	-	24,257
Fair value of vested stock options	(48,274)	147,781
Fair value of vested restricted common stock	10,717	71,491
Change in fair value of warrant derivative liability	(1,642,800)	(2,675,100)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	369,212	(170,403)
Inventories	606,420	(1,341,866)
Prepaid expenses	(308,967)	(376,098)
Increase (decrease) in:
Accounts payable	(532,730)	854,453
Operating lease liability	(3,807)	(10,945)
Accrued expenses	(105,783)	(313,165)
Net cash used in operating activities	(2,285,712)	(4,800,765)

Investing Activities
Purchase of equipment	(3,791)	(2,404)
Purchase of US Treasury Bills	-	(61,956,783)
Sale of US Treasury Bills	-	56,945,648
Net cash used in investing activities	(3,791)	(5,013,539)

Financing Activities
Redemption of preferred stock	(5,250,000)	-
Proceeds from sale of common stock, net	-	8,834,899
Proceeds from exercise of warrants	-	1,134,040
Payment for employee withholding tax	-	(24,011)
Net cash (used in) provided by financing activities	(5,250,000)	9,944,928

Cash, cash equivalents and restricted cash
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,539,503)	130,624
Balance at beginning of period	15,905,490	4,093,927
Balance at end of period	$8,365,987	$4,224,551

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2023 and 2022

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

Liquidity

For the six months ended June 30, 2023, the Company recorded a loss from operations of $2,476,653 and used cash in operating activities of $2,285,712. The Company has a history of operating losses and negative cash flows. Even though the Company’s management identified certain indicators including, the current period loss from operations, the potential impact of inflation and general economic uncertainty, management concluded these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As of June 30, 2023, the Company had $8,365,987 of cash, and management determined that it is probable that the Company will be able to fund its current operating plan and meet all of its obligations due within one year from the date these financial statements are issued.

The amount and timing of future cash requirements will depend, in part, on the Company’s ability to ultimately achieve operating profitability. The Company expects to continue to incur net losses and negative operating cash flows in the near-term and will continue to incur significant expenses for the development, commercialization and distribution of its clinical nutrition products (primarily the Viactiv® product line) and the successful development and commercialization of new products and product lines. The Company may also utilize cash to fund acquisitions of complementary businesses, product lines and/or brands.

The Company may seek to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. Over time, if the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its product development programs or curtail or cease operations.

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising energy prices create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in 2022 and the first six months of 2023 and will continue to impact the Company’s business in 2023 and 2024. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on April 17, 2023. The condensed consolidated balance sheet as of December 31, 2022, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that the Company has only one reporting unit.

Reverse Stock Split

On January 6, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effectuate a one-for-fifty (1:50) reverse stock split of its common stock without any change to its par value. The authorized number of shares of common stock was not affected by the reverse stock split. The Company issued 35,281 additional common shares in connection with this reverse stock split per the Company’s determination to round up all fractional shares resulting from the reverse stock split to the nearest whole share.

Accordingly, all common shares, stock options, stock warrants and per share amounts in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock splits as if the split occurred at the beginning of the earliest period presented in this quarterly report.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing the warrant derivative liability, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ materially from those estimates.

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

At June 30, 2023 and December 31, 2022, the allowance for doubtful accounts was zero and $1,996, respectively.

The Company’s revenues by product for the three months and six months ended June 30, 2023 and 2022 are as a follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Clinical Nutrition	$2,789,817	$3,275,213	$5,975,506	$5,641,113
Other	-	-	-	18,719
	$2,789,817	$3,275,213	$5,975,506	$5,659,832

Substantially all of the Company’s revenues earned during the three months and six months ended June 30, 2023 and 2022 are derived from sales of the Company’s clinical nutrition products primarily to retail customers in North America.

The Company’s revenues by geographical area for the three months and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
North America	$2,789,817	$3,275,213	$5,975,506	$5,640,933
Europe and other	-	-	-	18,899
	$2,789,817	$3,275,213	$5,975,506	$5,659,832

Third-Party Outsourcing

The Company derives substantially all of its revenue from the sale of products using a third-party fulfillment center which provides order processing and sales fulfillment, customer invoicing and collections, and product warehousing. Substantially all of the Company’s products are shipped through the third-party fulfillment center to the customer. Shipping charges to customers are included in revenues. In addition, the Company uses the third-party fulfillment center to provide sales and inventory management, and marketing and promotional services.

The Company outsources the production of substantially all of its products with a third-party that manufactures and packages the finished products under a product supply agreement.

Costs incurred related to third-party outsourcing, which includes manufacturing, order processing and fulfillment, customer invoicing, collections and warehousing, were $1,238,276 and $3,237,936, and $1,847,000 and $3,075,000, for the three months and six months ended June 30, 2023 and 2022, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees, and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $121,020 and $252,883 for the three months ended June 30, 2023 and 2022, respectively, and $281,042 and $412,374 for the six months ended June 30, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $349,987 and $292,368 for the three months ended June 30, 2023 and 2022, respectively, and $829,853 and $879,730 for the six months ended June 30, 2023 and 2022, respectively.

Concentrations

Revenue. During the three months ended June 30, 2023, the Company had three customers that accounted for 75% of total revenue. During the six months ended June 30, 2023, the Company had two customers that accounted for 63% of total revenue. During the three months ended June 30, 2023, the largest customer accounted for 53% of the Company’s total revenue, the second largest customer accounted for 11% and the third largest customer accounted for 10% of the Company’s total revenue. During the six months ended June 30, 2023, the largest customer accounted for 53% of the Company’s total revenue and the second largest customer accounted for 10%. During the three months ended June 30, 2022, the Company had one customer that accounted for 56% of total revenue. During the six months ended June 30, 2022, the Company had one customer that accounted for 57% of the Company’s total revenue. No other customer accounted for more than 10% of revenue during the three months and six months ended June 30, 2023 and 2022. The Company sells the majority of its products to one of the largest retailers in the United States.

Accounts receivable. As of June 30, 2023, the Company had accounts receivable from one customer which comprised approximately 70% of its accounts receivable. As of December 31, 2022, the Company had accounts receivable from one customer which comprised approximately 88% of its accounts receivable. No other customer accounted for more than 10% of accounts receivable as of June 30, 2023 and December 31, 2022.

Purchases from vendors. During the three months and six months ended June 30, 2023 and 2022, the Company utilized one manufacturer for most of its production and packaging of its clinical nutrition products. Total purchases from this manufacturer accounted for approximately 31% and 41% of all purchases during the three months and six months ended June 30, 2023, respectively. Total purchases from this manufacturer accounted for approximately 43% and 13% of all purchases during the three months and six months ended June 30, 2022, respectively. No other vendors accounted for more than 10% of purchases during the three months and six months ended June 30, 2023 and 2022.

Accounts payable. As of June 30, 2023, one vendor accounted for 84% of total accounts payable. As of December 31, 2022, one vendor accounted for 88% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of June 30, 2023, and December 31, 2022.

Cash and cash equivalents. Cash and cash equivalents consist of funds deposited with BMO Harris Bank (“BMO”), which the Company believes is a major, established, high quality financial institution, in short-term (original maturity of generally 60 days or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy and are valued using the net asset value (“NAV”) per share of the money market fund. The Company has an overnight investment feature established with BMO whereby the Company’s cash is swept into a Money Market Mutual Fund managed by Goldman Sachs Asset Management. This fund invests solely in high quality U.S. government issued securities. As of June 30, 2023, $8,365,987 included in cash and cash equivalents was held in the Goldman Sachs Financial Square Government Institutional Fund, a fund that is not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company routinely has cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of the Company’s assessment of the creditworthiness and financial viability of the financial institutions that hold such cash balances. The Company has not experienced any losses to date resulting from this policy.

Stock-Based Compensation

Stock-based awards for stock options and restricted stock awards to employees and non-employees are accounted using the fair value method in accordance with ASC 718, Share-Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value-based method, such as a Black-Scholes option valuation model, and is recognized as an expense on a straight-line basis over the requisite service periods. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of the Company’s common stock on the date of grant and is recognized as an expense on a straight-line basis over the requisite service periods. Recognition of compensation expense for non-employees is accounted for in the same period and manner as if the Company had paid cash for the services.

Income (Loss) per Common Share

Basic earnings (loss) per share (“EPS” or “LPS”) is computed by dividing net loss by the weighted-average common shares outstanding during the period, excluding shares of unvested restricted common stock outstanding. Diluted EPS/LPS is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Shares of vested restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are vested. In addition, net earnings (loss) for diluted EPS/LPS is adjusted for the impact of changes to the fair value of warrant derivative liabilities, to the extent it is dilutive. For the three months ended June 30, 2023 and the six months ended June 30, 2023 and 2022, the Company recorded a net loss, as a result of which warrants, options, and unvested restricted shares of common stock were excluded from the computation of diluted EPS/LPS because they were considered anti-dilutive. For the three months ended June 30, 2022, the Company recorded net income, as a result of which the applicable warrants and options were out-of-the-money. For the three months ended June 30, 2022, the treasury stock method was not applied to options or warrants that were out-of-the-money, and accordingly, the warrants, options, and unvested restricted shares of common stock were excluded from the computation of diluted EPS/LPS because they were considered anti-dilutive.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	June 30,
	2023	2022
Warrants	1,526,701	1,526,701
Options	23,200	16,635
Unvested restricted common stock	333	667
	1,550,234	1,544,003

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities at fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$4,795,200	$4,795,200
Total liabilities	$-	$-	$4,795,200	$4,795,200

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$6,438,000	$6,438,000
Total liabilities	$-	$-	$6,438,000	$6,438,000

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended June 30, 2023:

Warrant derivative liability
Balance as of beginning of period – December 31, 2022	$6,438,000
Change in fair value of warrant derivative liability, during the period	(1,642,800)
Balance as of end of period – June 30, 2023	$4,795,200

As of June 30, 2023 and December 31, 2022, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings (see Note 6).

The Company believes the carrying amounts of certain financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to the short-term nature of such instruments and are excluded from the fair value tables above.

Recent Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 was effective for and adopted by the Company beginning January 1, 2023, and there was no material impact of adopting this standard on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements and guidance issued by FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$35,405	$49,637
Finished goods	2,477,595	3,069,784
	$2,513,000	$3,119,421

The Company’s inventories are stated at the lower of cost or net realizable value calculated on a first-in, first-out basis.

4. Intangible Assets, Net

At December 31, 2021, the gross amount of the Company’s amortizable finite-lived identifiable intangible assets, consisting of a trade name and customer relationships, totaled $11,900,000. Effective December 31, 2022, the Company performed an impairment analysis of its intangible assets and determined that the asset group’s fair value was zero, as a result of which the Company recorded an impairment loss of $10,065,833 for the net book balance of the intangible assets at that date.

For the three months and six months ended June 30, 2022, amortization expense was $297,500 and $595,000, respectively.

5. Operating Leases

In July 2021, the Company entered into a month-to-month lease for its primary corporate office space located in Houston, Texas, with lease payments of approximately $2,700 per month. Leases with the duration of less than 12 months are not recognized on the balance sheet and are expensed on a straight-line basis over the lease term.

As of December 31, 2022, the Company’s VectorVision subsidiary leased a warehouse space in Ohio under an operating lease that expired in February 2023. During the year ended December 31, 2022, the Company recorded an impairment of the operating lease right-of-use asset of $24,257, and made payments of $22,221 on the operating lease liability. At December 31, 2022, the balance of the operating lease liability was $3,807, which was paid in full and extinguished in February 2023.

6. Warrant Derivative Liability

On February 18, 2022, the Company sold shares of the Company’s common stock (see Note 8) and 740,000 Series A warrants (the “Series A Warrants”) and 740,000 Series B warrants (the “Series B Warrants”). The Series A and Series B Warrants had an initial exercise price of $18.50 per share. The Series A Warrants expire in February 2027 and the Series B Warrants expire in August 2023.

The Series A and Series B Warrants contain certain anti-dilution provisions, including a down round provision and certain cash redemption rights. On November 30, 2022, the exercise price of the Series A and Series B Warrants was adjusted downward to $7.88 per share to equal the Series C Convertible Redeemable Preferred Stock conversion price (see Note 8).

In addition, the Series A Warrants and Series B Warrants contain a provision which requires that the exercise price of such warrants be adjusted to the volume weighted average price of the Company’s common stock for the five trading days immediately following effectiveness of a reverse stock split if such calculation resulted in an exercise price below the then-current exercise price. The Company determined that this provision represented a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Series A and Series B Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. Accordingly, the Series A and Series B warrants are classified as a derivative liability. In January 2023, in conjunction with the completion of the Company’s reverse stock split (see Note 2), the exercise price of the Series A and Series B warrants was further adjusted to $7.57 per share.

The fair value of the warrant liability at June 30, 2023 and at December 31, 2022, was $4,795,200 and $6,438,000, respectively. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected probability of event occurrence, including stock splits, stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant or valuation date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the Company’s historical rate, which the Company anticipates remaining at zero. The derivative liabilities were valued using a binomial lattice model with the following assumptions:

	Series A Warrants		Series B Warrants
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Common stock market price	$7.78	$7.26	$7.78	$7.26
Exercise price	7.57	7.88	7.57	7.88
Expected term (in years)	3.65	4.15	0.15	0.65
Expected volatility	111.50%	131.20%	52.5%	104.50%
Expected dividend yield	-	-	-	-
Risk-free interest rate	4.49%	4.11%	5.39%	4.75%
Total fair value	$4,236,500	$4,506,600	$558,700	$1,931,400

The Series B Warrants, which will expire on August 24, 2023, had a fair value of $558,700 at June 30, 2023. On the expiration date, the remaining outstanding Series B Warrants will be marked to a fair value of zero, with such change being recorded as part of the change in fair value of warrant derivative on the statement of operations.

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

The Series C Preferred Stock had the right to vote on an amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended, to authorize a reverse split of the Common Stock on an as-converted to common stock basis (see Note 2). The shares of the Series D Preferred Stock were automatically voted in a manner that “mirrored” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that were not voted) and Series C Preferred Stock were voted on the Amendment. The Certificates of Designation for the Preferred Stock provided that the Preferred Stock had no voting rights other than the right to vote on the Amendment and as a class on certain other specified matters, and, with respect to the Series D Certificate of Designation, the right to cast 1,000,000 votes per share of Series D Preferred Stock on the Reverse Stock Split proposal. The Amendment required the approval of the majority of the votes associated with the Company’s outstanding stock entitled to vote on the proposal. On January 5, 2023, the Amendment to authorize a reverse split of the Common Stock was approved at a special meeting of the Company’s stockholders. Following the meeting, the board of directors approved a one-for-fifty (1-for-50) reverse split of the Company’s issued and outstanding shares of common stock (see Note 2).

As of December 31, 2022, the Series C and Series D Preferred Stock reflected on the balance sheet was reconciled in the following table:

	Series C Preferred Stock	Series D Preferred Stock
Gross Proceeds	$4,702,500	$47,500
Less:
Preferred stock issuance costs	(437,169)	(4,416)
Plus:
Accretion of carrying value to redemption value	932,169	9,416
Preferred stock subject to possible redemption	$5,197,500	$52,500

At December 31, 2022, $4,750,000 in gross proceeds received from the issuance of the Preferred Stock, plus an additional $500,000, which was required to fund the 105% redemption price for the Preferred Stock, was held in an escrow account and presented as restricted cash on the Company’s December 31, 2022 consolidated balance sheet. The Preferred Stock was redeemed in full for cash through February 8, 2023, the escrow account was closed, and as of June 30, 2023, there were no shares of Preferred Stock outstanding.

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, in the event the Company effects a reverse stock split during the term of the Series A Warrants and Series B Warrants, the exercise price of such warrants following such reverse split will be subject to further adjustment in the event the volume-weighted average trading price of our common stock for the five days following such reverse stock split is lower than the exercise price of the Warrants. Also, subject to customary exceptions, the exercise price of the Series A Warrants is subject to adjustment in the event of issuances of the Company’s common stock or common stock equivalents at a price below the exercise price of the Series A Warrants. In such event, the exercise price of the Series A Warrants will be reduced to the price of the securities issued in such transactions. In the event of a fundamental transaction, as defined, the holder of a warrant shall have the option, exercisable at any time concurrently with, or within 30 days after, the consummation of the fundamental transaction to cause the Company to purchase such warrant from the holder for cash in an amount equal to the Black Scholes value of such warrant calculated in accordance with the terms of warrant.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2022	1,526,701	$8.67	2.39
Granted	-	-	-
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
June 30, 2023, all exercisable	1,526,701	$8.67	2.14

The exercise prices of warrants outstanding and exercisable as of June 30, 2023 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
1,517,000	7.57
9,701	120.00
1,526,701

During the six months ended June 30, 2023, there were no warrant exercises. Based on the closing price of the Company’s common stock on June 30, 2023 of $7.78 per share, the Company’s warrants intrinsic value as of June 30, 2023 was $318,570.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2022	13,294	$217.05	6.80
Granted	11,336	6.22	9.30
Forfeitures	(595)	197.70	7.50
Expirations	(835)	750.00	-
Exercised	-	-	-
June 30, 2023, outstanding	23,200	95.32	8.00
June 30, 2023, exercisable	11,088	190.07	6.80

The exercise prices of options outstanding and exercisable as of June 30, 2023 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
10,000	-	$6.01
1,344	1,008	7.35
1,344	-	7.78
841	735	45.50
1,002	668	80.50
1,008	1,008	88.00
840	840	116.70
336	336	162.33
2,463	2,463	197.70
3,862	3,862	300.00
168	168	750.00
23,200	11,088

The Company accounts for share-based payments in accordance with ASC 718 wherein grants are measured at the grant date fair value and charged to operations over the vesting periods.

During the six months ended June 30, 2023 and 2022, the Company granted options to purchase an aggregate of 1,344 shares of common stock to the independent members of the Company’s Board of Directors in connection with the compensation plan for such directors with grant date fair values of $8,454 and $7,793, respectively, using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 3.81% and 3.35%, respectively, (iii) zero expected dividend yield, and (iv) an expected life of 3 years. The options have an exercise price of $7.78 and $7.35 per share, respectively. The options vest on a quarterly basis over two years from the grant date, with the first tranche vesting on September 30, 2023.

During the six months ended June 30, 2023, the Company granted options to purchase 10,000 shares of common stock to the Company’s new Chief Executive Officer (“CEO”) with a grant date fair value of $65,000 using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 3.80%, (iii) zero expected dividend yield, and (iv) an expected life of 6 years. The options vest on a quarterly basis thereafter over two years.

The Company’s former CEO resigned effective June 9, 2023. All options issued to the former CEO that were not vested at the time of resignation were forfeited. Compensation expense previously recorded related to the unvested options was reversed, resulting in a reduction of stock compensation expense of $(92,412) during the three months and six months ended June 30, 2023.

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

For the six months ended June 30, 2023 and 2022, the Company recognized aggregate stock-compensation expense of $(48,273) and $147,781, respectively, related to the fair value of vested options, net of the impact of forfeitures.

As of June 30, 2023, the Company had an aggregate of 12,112 remaining unvested options outstanding, with a remaining grant date fair value of approximately $165,000 to be amortized over an average of 5 years. Based on the closing price of the Company’s common stock on June 30, 2023 of $7.78 per share, the aggregate intrinsic value of unvested options outstanding as of June 30, 2023 was approximately $18,000.

Restricted Common Stock

During the six months ended June 30, 2023 and 2022, there were no grants of restricted common stock.

During the six months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense of $10,716 and $147,781, respectively, related to vested restricted shares. At June 30, 2023, there was $3,401 of unvested compensation related to the non-vested shares that will be amortized over a remaining vesting period of one year.

The following table summarizes restricted common stock activity for the six months ended June 30, 2023:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2022	667	$80.50
Granted	-	-
Vested	333	-
Forfeited	-	-
Non-vested shares, June 30, 2023	333	80.50

9. Commitments and Contingencies

Employment Agreement

On June 19, 2023, the Board of Directors appointed Janet Hall as President and Chief Executive Officer of the Company. The Company and Ms. Hall entered into an employment agreement pursuant to which Ms. Halls’ annual base salary is $370,000, and provides that Ms. Hall shall have an annual target cash bonus of no less than her base salary based on performance objectives determined by the Compensation Committee of the Board of Directors. With respect to the 2023 performance period, Ms. Hall’s annual bonus will be equal to either (i) her full target bonus, prorated based on a period commencing on June 19, 2023, or (ii) in the event there is a change in control of the Company that is consummated on or before March 31, 2024, $200,000, subject to remaining employed through the payment of her bonus (which may be up to 90 days following the change in control), compliance with her restrictive covenants, her execution and non-revocation of a general release of claims against the Company, and if requested, entering into any offer letter, restrictive covenant agreement and/or employment agreement with the buyer after being offered an opportunity to negotiate such agreements in good faith; provided, however, that in no event will she be entitled to both payments with respect to the 2023 performance period. In the event the Company terminates Ms. Hall’s employment without cause, she resigns for good reason or her employment is terminated by the Company following a change in control of the Company, subject to executing and not revoking a general release of claims against the Company and complying with her restrictive covenants, she will be entitled to (a) nine months of salary continuation, which is to be increased to twelve months if the qualifying termination of her employment occurs on or after June 19, 2024; (b) any unpaid annual bonus for the year prior to the year in which the termination of her employment occurs; (c) a prorated bonus for the year in which the termination of her employment occurs, based on actual performance; and (d) any salary earned and vested benefits accrued prior to Ms. Hall’s termination of employment.

Legal Proceedings

In the normal course of business, the Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations. At June 30, 2023 and December 31, 2022, the Company was not a party to any material legal proceedings and is not aware of any pending or threatened legal proceedings against the Company that it believes could have a material adverse effect on its business, operating results, cash flows or financial condition.

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

In June 2023, Bret Scholtes, the Company’s former President and Chief Executive Officer and a member of the Board of Directors, resigned as an officer and as a member of the Board of Directors. In June 2023, we appointed former Neutrogena and Coca-Cola executive, Jan Hall, as our new President and Chief Executive Officer. Ms. Hall is a highly regarded veteran of big consumer health and consumables, including dietary supplements. Ms. Hall has an extensive array of commercial experience and proven track record of growing well-known consumer and healthcare brands at leading global companies. Ms. Hall will be instrumental in building out the Company’s capability to drive growth with the existing Viactiv line of products and accelerate the development of new complementary products.

We believe the Activ acquisition added valuable attributes, which have contributed to achieving our goals including (1) Viactiv’s brand awareness and acceptance from the consumer; (2) experienced management; (3) established distribution and supply networks and relationships; (4) product development potential; and (5) a consistent track record of financial performance.

●	Brand awareness – Viactiv was initially launched by industry leaders Mead Johnson/Johnson & Johnson approximately twenty years ago, and we believe this history, along with the product’s marketing campaigns, taste profile and receipt of consistently positive consumer reviews, have led to strong consumer awareness and acceptance. We are leveraging this strong consumer awareness to expand the Viactiv brand beyond calcium chews. We launched an Omega-3 product during the year ended December 31, 2022 called Omega Boost Gel Bites, and we are marketing it to a similar target audience as the calcium chews. This along with cross selling across products are important actions we are taking to take advantage of the Viactiv brand awareness to help us grow our business.

●	Experienced management – As part of the Activ acquisition, we hired the senior executive responsible for the Viactiv brand at Adare Pharmaceuticals, Inc. (“Adare”) as our Chief Commercial Officer. This senior executive was a member of the executive leadership team of Adare, and contributes strong sales, marketing and research and development skills and experiences to our leadership team. Since the acquisition of Activ, we assembled other professionals that have additional and complementary skills, including manufacturing, logistics, financial management and medical education.

●	Established distribution – Viactiv’s products are currently marketed through many of the nation’s largest retailers, including Walmart (retail and online), Target and Amazon. We added a direct-to-consumer eCommerce capability on our website viactiv.com in 2022 to expand our sales channels. The Viactiv calcium chews can now be purchased through any of these channels, and we subsequently added our ocular products to this platform. We are also working to leverage our distribution and supply networks to grow our Omega Boost Gel Bites product which is currently sold on our direct-to-consumer site as well as one online retailer. We are evaluating additional channel expansion for Omega Boost Gel Bites in addition to offering bundles with our other products to our customers. The product has been listed for distribution at The Vitamin Shoppe and Rite Aid.

●	Track record of financial performance – The Viactiv brand has a strong history of financial success both before and after our acquisition of the brand. Viactiv generated net revenues of approximately $5,802,000, which accounted for 97% of our total revenues for the six months ended June 30, 2023. For the six months ended June 30, 2022, we generated net revenues of approximately $5,443,000 and the Viactiv products accounted for 96% of the total revenues. Over time, we expect the acquisition of Viactiv to contribute increasing revenue and consistent operating margins, as well as a multitude of growth opportunities to our Company.

Viactiv® Calcium Fortified Soft Chew

Viactiv was first introduced to the market over 20 years ago as a calcium-fortified soft chew intended to deliver clinical nutrition to women in a way that is enjoyable to taste and easy to consume. The chews are available in chocolate and caramel flavors, each delivering nutrition to help consumers maintain health goals, such as strong bones and immune support. The calcium chews contain 650 mg of calcium that deliver benefits of hard-to swallow pills in a chewable form with the great taste you expect from a gummy. Compared to the leading gummies, our calcium chews are one of the only products with both Vitamin D and K1 to boost calcium absorption and help support bone mineral density.

Viactiv® Omega Boost Gel Bites

In February 2022, we began the marketing of our Viactiv® Omega Boost Gel Bites product, our first expansion of the Viactiv brand since we acquired the business in June 2021. The 1,200 mg Omega-3 gel bites are designed to provide valuable health benefits, including the support of cardiovascular, brain, joint and eye health. The gel bite dosage form has been shown to have better absorption and fewer digestive issues than regular soft gel formulas, as well as no unpleasant fishy aftertaste and no sugar, which is associated with many other Omega-3 products.

The Omega Boost Gel Bites also represent an expansion of the Viactiv brand beyond calcium products. We are focusing on the potential of the product as we increase consumer awareness, receive additional clinical support for the efficacy of the product, refine our marketing activities and increase distribution.

Launch of Direct-to-Consumer Online Store for Viactiv Products

During January 2022, we launched our new e-commerce venue through a Shopify store for our Viactiv line of products (which can be found at www.activ.com). The new e-commerce platform offers Viactiv customers the option of shopping via retail outlets (e.g., grocery, pharmacy, etc.) or online through those same retail websites or directly through our new branded website. We derived approximately 1% of our sales revenue from this channel during the three months and six months ended June 30, 2023 and 2022. We hope to increase this revenue segment through a targeted marketing effort to attract existing and new customers through a digital marketing strategy which entails mobile optimization, performance marketing, and brand awareness.

Strategic Objectives, Goals and Initiatives

We believe that our ability to maximize stockholder value requires that we continue to build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. We have taken a number of steps the last two years to strengthen our corporate foundation, including acquiring Viactiv, winding down and reevaluating VectorVision, hiring key team members, launching a new product, strengthening our eCommerce capabilities and streamlining operations.

Our three primary objectives are:

●	Demonstrate Commercial Success: We are focused on growing sales of our existing Viactiv product portfolio, growing sales of new products introduced in 2022 and positioning the other clinical nutrition products to maximize results. In 2022, we launched the new Omega Boost Gel Bites, which adds a key product to our portfolio. We believe that new products are also important to reduce the risk of customer and supplier concentrations. We have worked with our manufacturing partners to rebuild inventories which were negatively impacted by the supply chain constraints we experienced in 2021 and 2022. Lack of inventory was the biggest impediment to our ability to grow sales of our calcium products in the first three fiscal quarters of 2022, but we have since rebuilt our inventory levels and inventory is not currently an impediment. We also implemented a targeted retail price increase that went into effect during the second half of 2022 and the first half of 2023 that were driven by retailers’ timelines. Our sales increased in the six months ended June 30, 2023 to $5,975,506, which we believe was a result of these actions. This sales increase was also a result of various commercial and operational improvements that we implemented for our Viactiv line of products, including the increased inventory levels we maintained in the first six months of 2023.

●	Strengthen our Commercial Engine: We believe we need to effectively implement several strategies to improve our commercial engine. We intend to expand our product distribution within our existing sales channels, strengthen our Viactiv brand and related marketing, build our innovation pipeline and strengthen our management team. During the six months ended June 30, 2023, we continued to explore new distribution opportunities with new and existing customers as well as enhance our direct-to-consumer capability on viactiv.com. We continue to monitor customer trends and identify opportunities for new product development. As we refine our plans for 2023, we plan to focus our efforts on supporting our core calcium chew products with a new digital advertising campaign called “Bold Age”, and further commercializing the Omega Boost Gel Bites product that were introduced in 2022. During the six months ended June 30, 2023, we maintained our inventory levels at a satisfactory level, which is required in order to increase our marketing trials. We also made progress toward our goal of regaining consistent selling levels with Amazon.com and, as result, net sales have grown on the site by approximately 300% for the three months ended June 30, 2023. We also continue to pursue additional marketing strategies to increase the distribution of all Viactiv products across our existing sales channels, such as targeted digital advertising of the new advertising campaign driving customer purchases of Viactiv calcium chews at Walmart, Target and Kroger.

●	Strengthen our Clinical Nutrition Strategy: We are strengthening our clinical nutrition strategy by advancing clinical evidence regarding our existing and future products, partnering with specialty manufacturers and suppliers to leverage innovations, and working to increase awareness of our products within the healthcare community. In 2022, we announced interim results of an independent clinical study designed to evaluate the effectiveness of new Viactiv Omega Boost Gel Bite Gummies at increasing Omega-3s, EPA and DHA saturation levels on red blood cells in comparison to a leading gummy and soft gel product. According to this study, Viactiv Omega Boost Gel Bites provided a greater and faster increase of the omega-3 index when compared to the soft gel and gummy groups.” Our clinical results showed a 50% improvement in Omega-3 levels in just 4 weeks and a 63% increase in 12 weeks in healthy participants. Finally, we continue to consult with our manufacturing partners to research the supply of science-based ingredients and new formats that could be incorporated into our future products

Evaluation of Strategic Alternatives

The Company is also evaluating alternative strategic paths focused on maximizing stockholder value, and we have hired a financial advisor to support this process. In March 2023, we retained Alantra, LLC (“Alantra”) as the Company’s exclusive financial advisor to implement a strategic review to evaluate alternatives to maximize stockholder value in the near-term, which could include, among other alternatives, a sale of the Company or the Viactiv brand, or a merger, acquisition, reverse acquisition, or other strategic transaction, which review was ongoing at June 30, 2023.

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

Recent Developments

Reverse Stock Split

We held a special meeting of stockholders on January 5, 2023 (the “Meeting”) to consider and approve a proposal to amend the Company’s Certificate of Incorporation, as amended, to effect a reverse split of the Company’s outstanding shares of common stock, par value $0.001, at a specific ratio, up to a maximum of a 1-for-100 split, with the exact ratio to be determined by the Company’s board of directors in its sole discretion (the “Proposal”). The primary reason for recommending the Proposal were to allow the Company’s common stock to regain compliance with the minimum bid price requirement of the Nasdaq Capital Market.

The Proposal was approved by the Company’s stockholders at the Meeting and on January 5, 2023, the board of directors approved a one-for-fifty (1-for-50) reverse split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On January 6, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its Certificate of Incorporation, as amended, to affect the Reverse Stock Split. The Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on January 6, 2023, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on January 9, 2023.

When the Reverse Stock Split became effective, every 50 shares of the Company’s issued and outstanding common stock were automatically combined, converted and changed into 1 share of the Company’s common stock, without any change in the number of authorized shares or the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock created as a result of the Reverse Stock Split was rounded up to the nearest whole share. The Company issued 35,281 additional common shares in connection with the Reverse Stock Split per the Company’s determination to round up all fractional shares. Accordingly, all common shares, stock options, stock warrants and per share amounts in the consolidated financial statements have been adjusted retroactively to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented in these consolidated financial statements.

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

November 2022 Securities Offering

On November 29, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), 495,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock, par value $0.001 per share and stated value of $10.00 per share (the “Series C Preferred Stock”), and 5,000 shares of the Company’s Series D Redeemable Preferred Stock, par value $0.001 per share and stated value of $10.00 per share (the “Series D Preferred Stock”), which are collectively referred to herein as the “Preferred Stock”, at an offering price of $9.50 per share, representing a 5% original issue discount to the stated value of $10.00 per share, for gross proceeds of $4,750,000 in the aggregate for the Offering, before the deduction of discounts, fees and offering expenses. The shares of Series C Preferred Stock were convertible, at a conversion price of $0.15768 ($7.884 as adjusted for the Reverse Stock Split) per share (subject in certain circumstances to adjustments), into shares of the Company’s common stock, par value $0.001 per share at the option of the holders and, in certain circumstances, mandatorily by the Company. The Purchase Agreement contained customary representations, warranties and agreements by the Company and customary conditions to closing. The Offering closed on November 30, 2022.

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

As a result of the Offering and pursuant to the terms of the Series A and Series B warrants, on November 30, 2022, the exercise price for all of the Series A and Series B warrants were reduced to $7.884. Thereafter, as a result of the Reverse Stock Split and pursuant to the terms of the Series A and Series B warrants, the exercise price for all of the Series A and Series B warrants were reduced to $7.57 on January 13, 2023.

As of June 30, 2023, no shares of Preferred Stock were outstanding, as all holders were paid in full in cash during January and February 2023 and the escrow account was closed. There were no conversions of the Preferred Stock into the Company’s common stock. We had Restricted Cash on our December 31, 2022 balance sheet in the amount of $5,250,000, all of which was used to fund the redemption of this Preferred Stock in full.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the six months ended June 30, 2023 and 2022, included elsewhere in this Quarterly Report on Form 10-Q.

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

Inflation

Inflation. The continuing impact of higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising energy prices may create uncertainty about the future economic environment which will continue to evolve. The Company believes these factors impacted the Company’s business in 2022 and the first six months of and will continue for the remainder of 2023 and 2024. The consequences of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may result in a higher cost of capital for the business and an increase in our operating expenses.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that our ability to maximize stockholder value requires that we build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. In the last two years we have taken numerous steps to strengthen our corporate foundation, including acquiring Viactiv, winding down and reevaluating Vector Vision, hiring key team members, including, more recently, hiring Ms. Hall as the Company’s President and Chief Executive Officer, launching a new product, strengthening our eCommerce capabilities and streamlining operations.

We are working on several initiatives we believe will help achieve the long-term goals as described above under “Strategic Objectives, Goals and Strategies” and below.

●	We intend to focus on growing Viactiv to become a profitable broad-based destination health and wellness brand with a foundation in clinically supported efficacy.

●	We hope to strengthen the core functional benefits and emotional attributes that set the brand apart from other products in the market that do not have a legacy of more than 20 years driving consumer awareness and product acceptance. Effective advertising combined with targeted marketing initiatives, product innovations in existing and new product segments, plus expanded retail and online distribution will be the engine of future growth.

●	We plan to focus on increasing market share of the Viactiv brand among current users of calcium supplements in current channels and customers, and by driving product trial and loyalty among new calcium users entering the category. By offering more appealing and differentiated products with clinically supported claims in combination with powerful, insight-driven advertising that brings the brand to life in a meaningful and personal way, we will ignite a deeper level of relevance and resonance among our target consumer groups. The new “Bold Age” advertising campaign launched in the second quarter of 2023, is an example of consumer insight-driven brand communication that has proved to be successful versus key category metrics. As we learn more from in-market performance analytics, we will continue to optimize the impact of the creative and effectively deploy media spend across social media channels and eCommerce, including customer websites and Viactiv.com.

●	We believe Viactiv holds significant potential for brand extension in the health and wellness space. In parallel with strengthening the core pillars of the current calcium business, we will continue to take Viactiv beyond where it is today by expanding the appeal and reach of the brand to a broader base of dietary supplement and health and wellness consumers. We are focused on products with differentiated formulations, superior product taste, compelling product formats, and competitive cost structures. The launch of Viactiv Omega Boost Gel Bites is an example of the growth potential of this strategy. The product was recently accepted by The Vitamin Shoppe in the specialty channel and will be available to shoppers in stores and online in the third quarter of 2023. Future innovations to extend Viactiv into new product segments will continue to spearhead penetration of trade channels and customers that the brand does not leverage today.

●	We hope to strengthen our clinical nutrition strategy by continuing to advance clinical evidence regarding our products, working with manufacturers and suppliers to leverage our partner’s innovations and increasing awareness of our products and efforts within the healthcare community. Product efficacy is a cornerstone of the Viactiv brand promise. We will actively seek out further opportunities to participate in clinical studies that demonstrate the effectiveness of our products, following the example of the independent clinical study involving Omega Boost Gel Bites referenced earlier in this report.

●	To enable us to achieve the initiatives we believe will help deliver our long-term objectives, we hope to strengthen the consumer packaged goods and science-based capabilities of our management team and the network of external partners we work with. As we grow, we intend to optimize our go-to-market sales and marketing structure and strengthen our internal and external operations and support functions capability and capacity in alignment with business goals and regulatory requirements.

●	We intend to focus on smart use of financial resources through cross-functional collaboration, effective financial planning, analysis and disciplined management in alignment with pre-approved metrics that tie to the achievement of short and long-term business goals. We will continue our efforts to make cost improvements and drive efficiencies to reduce cash burn and improve profitability to drive shareholder value.

Results of Operations

Through June 30, 2023, we have primarily been engaged in product development and marketing, commercialization of our products and improving our operating efficiencies. We have incurred, and will continue to incur, significant expenditures for the commercialization and development of our products. With the acquisition of the Viactiv brand and its successful integration into our operations, we believe we have established a significant baseline level of revenue from which to grow.

Comparison of Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenue	$2,789,817	$3,275,213	$(485,396)	(15)%
Cost of goods sold	1,540,549	1,875,669	(335,120)	(18)%
Gross Profit	1,249,268	1,399,544	(150,276)	(11)%
Operating Expenses:
Sales and marketing	415,080	388,511	26,569	7%
General and administrative and other	1,769,634	2,627,087	(857,453)	(33)%
Research and development	77,200	95,524	(18,324)	(19)%
Total Operating Expenses	2,261,914	3,111,122	(849,208)	(27)%
Loss from Operations	(1,012,646)	(1,711,578)	(698,932)	(40)%
Other Income (Expense):
Change in fair value of warrant derivative liability	(255,300)	5,357,600	(5,612,900)	(105)%
Interest income	95,535	9,615	85,920	894%
Net Income (Loss)	$(1,172,411)	$3,655,637	$(4,828,048)	(412)%

Revenue

For the three months ended June 30, 2023, revenue was $2,789,817 as compared to $3,275,213 for the three months ended June 30, 2022, a decrease of $485,396 or 18%. This decrease is primarily attributable to $2,710,184 of revenue generated during the three months ended June 30, 2023 from sales of our Viactiv product line as compared to $3,183,200 of revenue generated from sales of our Viactiv product line for the three months ended June 30, 2022. During the three months ended June 30, 2023, certain purchase orders for Viactiv products that were scheduled to be shipped in June were not implemented due to delays resulting from the carrier’s warehouse expansion plan. This was resolved in July 2023.

Cost of Goods Sold

For the three months ended June 30, 2023, cost of goods sold was $1,540,549, as compared to $1,875,669 for the three months ended June 30, 2022, a decrease of $335,120 or 18%. This decrease is primarily attributable to the decrease in revenues for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and as a result lower transportation costs negotiated during the period.

Gross Profit

For the three months ended June 30, 2023, gross profit was $1,249,268, as compared to $1,399,544 for the three months ended June 30, 2022, a decrease of $150,276 or 11%. This decrease is primarily the result of the reduction of $335,120 of gross profit generated by sales of our Viactiv products during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Gross margin for the three months ended June 30, 2023 was 44.8%, as compared to 42.7% for the three months ended June 30, 2022.

Sales and Marketing

For the three months ended June 30, 2023, sales and marketing expenses were $415,080 as compared to $388,511 for the three months ended June 30, 2022, an increase of $26,569, or 7%. The slight increase is attributable to expenditures in marketing and advertising during the three months ended June 30, 2023 related to our Viactiv line of products. Sales and marketing costs are primarily attributable to the Viactiv product line and consist primarily of advertising expenses related to support for our calcium chews, and Omega Boost Gel Bites products. During the three months ended June 30, 2023, we ran digital advertising campaigns to support the core calcium chew business with new creative focusing on the benefits of Viactiv to strengthen bones and help protect against osteoporosis and implemented a separate marketing campaign for pregnancy. Both performed well against industry benchmarks and compared with prior brand advertising. In addition to advertising for the calcium products, we also ran a specific digital advertising campaign to support Omega Boost Gel Bites focusing on their unique benefits of enhanced absorption, quantity of Omega-3, no sugar and no fishy taste. Like the calcium chews, the campaign also worked well against industry metrics. Based on the consumer learning, we will continue to optimize the campaigns in 2023. Viactiv® Omega Boost Gel Bites is our first product launch under the Viactiv brand since we acquired the brand in June 2021. The Omega Boost Gel Bites represents an important expansion of the Viactiv brand beyond calcium products.

General and Administrative and other

For the three months ended June 30, 2023, general and administrative and other expenses were $1,769,634 as compared to $2,627,087 for the three months ended June 30, 2022, a decrease of $857,453 or 33%. The decrease was primarily driven by decreases of approximately $298,000 in the amortization of intangibles, $162,000 in payroll costs, $142,000 in stock-based compensation, $107,000 in annual meeting costs, $114,000 in insurance costs, 75,000 in investor relations costs, partially offset by increases of approximately $163,000 in legal fees, and $32,000 in accounting and strategic advisor fees. We continue to focus our efforts and resources on lowering the ratio of general and administrative and other expense to net sales. The ratio has decreased from 80% to 63% in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Change in Fair Value of Warrant Derivative Liability

For the three months ended June 30, 2023, the change in the fair value of warrant derivative liabilities related to the issuance of the Series A warrants and Series B warrants in November 2022 was a loss of $255,300, as compared to a gain of $5,357,600 for the three months ended June 30, 2022.

Loss from Operations

For the three months ended June 30, 2023, we incurred a loss of $1,012,646, as compared to a loss of $1,711,578 for the three months ended June 30, 2022. The reduction in operating loss was primarily attributable to a decrease of $857,453 or 33% in the general and administrative expense category for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Net Income (Loss)

For the three months ended June 30, 2023, we incurred a net loss of $1,172,411, as compared to a net income of $3,655,637 for the three months ended June 30, 2022. Net income was impacted by a change in value of the warrant derivative liability, which was a loss of approximately $255,000 for the three months ended June 30, 2023, as compared to a gain from the change in fair value of the warrant derivative liability of approximately $5,400,000 for the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenue	$5,975,506	$5,659,832	$315,674	6%
Cost of goods sold	3,390,936	3,163,831	227,105	7%
Gross Profit	2,584,570	2,496,001	88,569	4%
Operating Expenses:
Sales and marketing	1,013,735	1,057,156	(43,421)	(4)%
General and administrative and other	3,907,554	5,668,256	(1,760,702)	(31)%
Research and development	139,934	102,215	37,719	37%
Total operating expense	5,061,223	6,827,627	(1,766,404)	(26)%
Loss from Operations	(2,476,653)	(4,331,626)	(1,854,973)	(43)%
Other Income (Expense):
Change in fair value of warrant derivative liability	1,642,800	2,675,100	(1,032,300)	(39)%
Interest income	194,533	11,176	183,357	1640%
Total Other Income (Expense)	1,837,333	2,686,276	(848,943)	(32)%
Net Loss	$(639,320)	$(1,645,350)	$(1,006,030)	(61)%

Revenue

For the six months ended June 30, 2023 revenue was $5,975,506, as compared to $5,659,832 for the six months ended June 30, 2022, an increase of $315,674 or 6%. We experienced supply chain delays for inventory in the quarter ended June 30, 2022 which reduced revenues. In the six months ended June 30,2023, we were able to successfully mitigate the inventory supply challenges experienced during the six months ended June 30, 2022, which enabled us to meet increased customer demand for our Viactiv line of products and grow sales by 6% as compared to the six months ended June 30, 2022.

Cost of Goods Sold

For the six months ended June 30, 2023, cost of goods sold was $3,390,936 as compared to $3,163,831 for the six months ended June 30, 2022, an increase of $227,105 or 7%. This increase was primarily driven by our 6% growth in revenue primarily from our Viactiv line of products for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Gross Profit

For the six months ended June 30, 2023, gross profit was $2,584,570 as compared to $2,496,001 for the six months ended June 30, 2022, an increase of $88,569 or 4%. This increase was primarily driven by the increase in sales during the six months ended June 30, 2023. In addition, during the six months ended June 30, 2023, we paid out-of-stock fees of approximately $3,700, as compared to out-of-stock fees paid during the six months ended June 30, 2022 of approximately $88,000, which fees were due to our inability to maintain contractually agreed upon levels of inventory with certain retailers. We solved these challenges in 2022 and have realized a measurable benefit as a result. During the six months ended June 30, 2023, we had a gross profit percentage of 43.3%, as compared to a gross profit percentage of 44.1% for the six months ended June 30, 2022. Our gross profit was negatively impacted as a direct result of higher fulfillment costs through Amazon seller central versus vendor central online channels during the six months ended June 30, 2023.

Sales and Marketing

For the six months ended June 30, 2023, sales and marketing expenses were $1,013,735, as compared to $1,057,156 for the six months ended June 30, 2022, a decrease of $43,421 or 4%. The decrease was primarily attributable to our reduced expenditures in marketing and advertising during the six months ended June 30, 2023 as we reduced expenses across the product line. We incurred additional expense in the six months ended June 30, 2022 related to the launch of our Viactiv® Omega Boost Gel Bites product, including creative development, testimonial advertising, account management and social media related costs.

General and Administrative and Other

For the six months ended June 30, 2023, general and administrative and other expenses were $3,907,554 as compared to $5,668,256 for the six months ended June 30, 2022, a decrease of $1,760,702 or 31%. The decrease in 2023 was primarily driven by decreases of approximately $595,000 in amortization expense, $257,000 in stock-based compensation, $171,000 in investor relations and annual meeting fees, $151,000 in consulting fees, $285,000 in payroll expense, $159,000 in recruiting fees, and $10,000 in accounting fees, partially offset by an increases in franchise tax expense of $50,000 and legal fees of $14,000.

Loss from Operations

Loss from operations for the six months ended June 30, 2023 was $(2,476,653), as compared to $(4,331,626) for the six months ended June 30, 2022, a decrease of $1,854,973 or 43%. The reduction in operating loss was primarily attributable to a decrease of $1,760,702 or 32% in the general and administrative expense category for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Change in Fair Value of Warrant Derivative Liability

For the six months ended June 30, 2023, the change in the fair value of warrant derivative liabilities related to the issuance of the Series A Warrants and Series B Warrants in November 2022 was a gain of $1,642,800 as compared to a gain of $2,675,100 for the six months ended June 30, 2022.

Net Income (Loss)

For the six months ended June 30, 2023, we generated a net loss of $639,320, as compared to a net loss of $1,645,350 for the six months ended June 30, 2022. Net loss for the six months ended June 30, 2023 was attributable to the operating loss that was partially offset by the non-cash gain on the change in fair value of the warrant derivative liability described above.

Liquidity and Capital Resources

For the six months ended June 30, 2023, we generated a net loss of $639,320 and used cash in operating activities of $2,285,712. At June 30, 2023, we had cash and cash equivalents of $8,365,987 and working capital of $11,993,202. Working Capital includes the sum of (current assets minus – restricted cash) less – (current liabilities minus - the current portion of warrant derivative liabilities).

Notwithstanding the net operating loss for the six months ended June 30, 2023, management believes that our current cash balance and short-term investments are sufficient to fund operations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Sources and Uses of Cash and Cash Equivalents

The following table sets forth the Company’s major sources and uses of cash and cash equivalents for each of the following periods:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,285,712)	$(4,800,765)
Net cash used in investing activities	(3,791)	(5,013,539)
Net cash (used in) provided by financing activities	(5,250,000)	9,944,928
Net (decrease) increase in cash and cash equivalents	$(7,539,503)	$130,624

Operating Activities

Net cash used in operating activities was $2,285,712 during the six months ended June 30, 2023, as compared to $4,800,765 for the six months ended June 30, 2022. The decrease of $2,515,053 in cash used by operating activities was primarily due to a reduction in general and administrative expenses.

Investing Activities

Net cash used in investing activities was $3,791 for the six months ended June 30, 2023, as compared to net cash used in investing activities in the amount of $5,013,539 for the six months ended June 30, 2022. Cash used in investing activities for the six months ended June 30, 2023 was for the purchase of property and equipment. Cash used in investing activities during the six months ended June 30, 2022 was primarily attributable to the net of purchases and sales of US Treasury Bills.

Financing Activities

Net cash used in financing activities was $5,250,000 for the six months ended June 30, 2023. The entire amount was used to repay the holders of our Preferred Stock issued in November 2022 in full. Cash provided by financing activities for the six months ended June 30, 2022 was $9,944,928 and consisted primarily of the sale of common stock resulting in net proceeds of $8,834,899 and warrant exercises resulting in net proceeds of $1,134,040.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. As of June 30, 2023, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the December 31, 2022 Annual Report on Form 10-K, in that the Company did not design and maintain effective controls over the preparation and review of accounting for complex financial transactions, mainly due to the lack of adequate technical expertise to ensure the proper application, at inception, of ASC 815-15 Embedded Derivatives related to certain stock warrants issued in the quarterly period ended June 30, 2022.

Remediation Plan

As of June 30, 2023, management has designed and implemented the following measures to remediate the material weakness related to the accounting for the preparation and review of accounting for complex financial transactions, mainly due to the lack of adequate technical expertise to ensure proper application, as described in the preceding paragraph. As part of the remediation process, the Company has engaged a third party to review the Company’s accounting for complex financial transactions on a quarterly basis, or when any significant unusual transaction has been entered into.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2023.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (1) ineffective controls over outsourced Information Technology systems and business processes and (2) inadequate segregation of duties within accounting processes.

As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q, as of June 30, 2023, management has designed and implemented measures to remediate the material weakness related to the accounting for the preparation and review of accounting for complex financial transactions. The execution of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Management expects to complete its remediation plan during the year ending December 31, 2023.

Risks Related to the Company’s Business

Supply Chain Constraints; Inflationary Pressures

We experienced supply chain constraints due to the COVID-19 pandemic and its aftermath. These constraints began in approximately December 2021 and continued through approximately the third quarter of 2022. These constraints had impacted the Company’s ability to obtain inventory to fulfill customer orders for its Viactiv branded products and may continue to impact its ability to fulfill customer orders going forward which would have a material adverse effect on the Company’s business and results of operations. A resurgence of COVID-19 could impact the Company’s operations. The Company is subject to out-of-stock fees to certain retailers in the event that the Company is unable to adequately maintain certain inventory levels of our Viactiv products. The Company paid approximately $3,700 and $88,000 in such fees for the six months ended June 30, 2023 and 2022, respectively, to certain of these retailers. Additionally, the Company and its suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges. The Company expects input cost inflation to continue throughout 2023 and 2024. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation and amendment thereto (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report Form 8-K on February 1, 2019 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2019 and incorporated herein by reference)

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019)

3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

3.7	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)

3.8	Certificate of Designation of Series D Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)

10.1	Employment Agreement by and between the Company and Janet Hall dated May 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2023)

10.2	Retention Agreement dated as of May 18, 2023 by and between the Company and Katherine Cox (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardion Health Sciences, Inc.

August 14, 2023	By:	/s/ Jan Hall
Jan Hall
Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Katie Cox
Katie Cox
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

-36-