Form 10-Q
period 2023-09-30
Guardion Health Sciences, Inc.
filed 2023-11-13
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, there were 1,275,238 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

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

Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below. Readers are urged to read the risk factors set forth in our recent filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in other documents we file with the SEC from time to time.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31,
	(Unaudited)	2022
Assets
Current assets
Cash and cash equivalents	$7,657,309	$10,655,490
Restricted cash	-	5,250,000
Accounts receivable	1,766,028	1,924,353
Inventories	2,450,650	3,119,421
Prepaid expenses and other current assets	965,644	687,933
Total current assets	12,839,631	21,637,197
Property and equipment, net	38,144	48,871
Total assets	$12,877,775	$21,686,068

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$881,600	$1,518,052
Accrued expenses	550,057	558,287
Operating lease liability - current	-	3,807
Warrant derivative liability – current	-	1,931,400
Total current liabilities	1,431,657	4,011,546
Warrant derivative liability – long-term	3,744,400	4,506,600
Total liabilities	5,176,057	8,518,146

Commitments and contingencies

Redeemable preferred stock
Series C convertible redeemable preferred stock, no shares and 495,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	5,197,500
Series D redeemable preferred stock, no shares and 5,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	52,500
Total redeemable preferred stock	-	5,250,000

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 1,275,239 shares and 1,267,340 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,275	1,267
Additional paid-in capital	101,691,430	101,640,955
Accumulated deficit	(93,990,987)	(93,724,300)
Total stockholders’ equity	7,701,718	7,917,922
Total liabilities, redeemable preferred stock and stockholders’ equity	$12,877,775	$21,686,068

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Clinical nutrition	$3,337,190	$2,663,550	$9,312,695	$8,304,663
Other	-	-	-	18,719

Total revenue	3,337,190	2,663,550	9,312,695	8,323,382

Total cost of goods sold	1,876,938	1,575,366	5,267,874	4,739,197

Gross profit	1,460,252	1,088,184	4,044,821	3,584,185

Operating expenses
Research and development	10,671	60,203	150,604	162,418
Sales and marketing	318,734	526,193	1,332,469	1,583,349
General and administrative	1,903,761	2,231,895	5,811,315	7,875,894
Impairment of right-of-use asset	-	-	-	24,257
Loss on disposal of fixed assets	-	9,287	-	9,287

Total operating expenses	2,233,166	2,827,578	7,294,388	9,655,205

Loss from operations	(772,914)	(1,739,394)	(3,249,567)	(6,071,020)

Other income (expense)
Change in fair value of warrant derivative liability	1,050,800	873,200	2,693,600	3,548,300
Interest income, net	94,747	43,282	289,280	54,458
Other income (expense), net	1,145,547	916,482	2,982,880	3,602,758

Net income (loss)	$372,633	$(822,912)	$(266,687)	$(2,468,262)

Net income (loss) per common share - basic and diluted	$0.29	$(0.67)	$(0.21)	$(2.27)
Weighted average common shares outstanding – basic and diluted	1,273,486	1,232,016	1,273,249	1,083,924

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,267,340	$1,267	$101,640,955	$(93,724,300)	$7,917,922
Fair value of vested stock options	-	-	25,182	-	25,182
Fair value of vested restricted stock	-	-	5,329	-	5,329
Net income	-	-	-	533,091	533,091
Balance at March 31, 2023	1,267,340	1,267	101,671,466	(93,191,209)	8,481,524
Fair value of vested stock options	-	-	(73,456)	-	(73,456)
Fair value of vested restricted stock	-	-	5,388	-	5,388
Net loss	-	-	-	(1,172,411)	(1,172,411)
Balance at June 30, 2023	1,267,340	1,267	101,603,398	(94,363,620)	7,241,045
Fair value of vested stock options	-	-	27,943	-	27,943
Fair value of vested restricted stock	250	-	2,194	-	2,194
Common stock issued upon exercise of warrants	7,649	8	57,895	-	57,903
Net income	-	-	-	372,633	372,633
Balance at September 30, 2023	1,275,239	$1,275	$101,691,430	$(93,990,987)	$7,701,718

	Three Months and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	488,539	$489	$101,099,383	$(78,802,072)	$22,297,800
Fair value of vested stock options	-	-	85,963	-	85,963
Fair value of vested restricted stock	-	-	59,906	-	59,906
Common stock issued for cash, net of offering costs	651,000	651	8,834,247	-	8,834,898
Common stock issued upon exercise of warrants	89,000	89	1,133,951	-	1,134,040
Recognition of fair value of warrant derivative liability issued in connection with issuance of common stock	-	-	(8,783,800)	-	(8,783,800)
Net loss	-	-	-	(5,300,987)	(5,300,987)
Balance at March 31, 2022	1,228,539	1,229	102,429,650	(84,103,060)	18,327,820
Fair value of vested stock options	-	-	61,818	-	61,818
Fair value of vested restricted stock	-	-	11,585	-	11,585
Issuance of vested restricted stock, net of shares withheld for payment of employee withholding tax	3,477	3	(24,014)	-	(24,011)
Net income	-	-	-	3,655,637	3,655,637
Balance at June 30, 2022	1,232,016	1,232	102,479,039	(80,447,422)	22,032,849
Fair value of vested stock options	-	-	44,101		44,101
Fair value of vested restricted stock	-	-	5,447		5,447
Net loss	-	-	-	(822,912)	(822,912)
Balance at September 30, 2022	1,232,016	$1,232	$102,528,587	$(81,270,334)	$21,259,485

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Operating Activities
Net loss	$(266,687)	$(2,468,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,518	946,397
Loss on disposal of fixed assets	-	9,287
Impairment of right-of-use asset	-	24,257
Fair value of vested stock options	(20,331)	191,882
Fair value of vested restricted common stock	12,911	76,938
Change in fair value of warrant derivative liability	(2,693,600)	(3,548,300)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	158,325	(41,679)
Inventories	668,771	(1,585,240)
Prepaid expenses	(277,711)	(258,560)
Increase (decrease) in:
Accounts payable	(636,452)	799,249
Operating lease liability	(3,807)	(16,556)
Accrued expenses	(8,230)	(212,319)
Net cash used in operating activities	(3,052,293)	(6,082,906)

Investing Activities
Purchase of equipment	(3,791)	(5,569)
Purchase of US Treasury Bills	-	(77,591,741)
Sale of US Treasury Bills	-	82,587,364
Net cash (used in) provided by investing activities	(3,791)	4,990,054

Financing Activities
Redemption of preferred stock	(5,250,000)	-
Proceeds from sale of common stock, net	-	8,834,899
Proceeds from exercise of warrants	57,903	1,134,040
Payment for employee withholding tax	-	(24,011)
Net cash (used in) provided by financing activities	(5,192,097)	9,944,928

Cash, cash equivalents and restricted cash
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,248,181)	8,852,076
Balance at beginning of period	15,905,490	4,093,927
Balance at end of period	$7,657,309	$12,946,003

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash financing activities:
Recognition of initial warrant derivative liability	$-	$8,783,800

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2023 and 2022

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

Liquidity

For the nine months ended September 30, 2023, the Company recorded a loss from operations of $3,249,567 and used cash in operating activities of $3,052,293. The Company has a history of operating losses and negative cash flows. Even though the Company’s management identified certain indicators, including the current period loss from operations and the potential impact of inflation and general economic uncertainty, management concluded these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As of September 30, 2023, the Company had $7,657,309 of cash and cash equivalents, and management determined that it is probable that the Company will be able to fund its current operating plan and meet all of its obligations due within one year from the date these financial statements are issued.

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

Inflation

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising food and energy prices in combination with higher labor costs create uncertainty about the future economic environment. The Company expects that the impact of these issues will continue to evolve. The Company believes these factors impacted the Company’s business in 2022 and the first nine months of 2023, and will continue to impact the Company’s business for the remainder of 2023 and in 2024. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2022 included in the Company’s December 31, 2022 Annual Report on Form 10-K, which was filed with the SEC on April 17, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Reverse Stock Split

On January 6, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effectuate a one-for-fifty (1:50) reverse stock split of its outstanding common stock without any change to its par value. The authorized number of shares of common stock was not affected by the reverse stock split. The Company issued 35,281 additional common shares in connection with this reverse stock split per the Company’s determination to round up all fractional shares resulting from the reverse stock split to the nearest whole share.

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

At September 30, 2023 and December 31, 2022, the allowance for doubtful accounts was zero and $1,996, respectively.

The Company’s revenues by product line for the three months and nine months ended September 30, 2023 and 2022 are as a follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Clinical Nutrition	$3,337,190	$2,663,550	$9,312,695	$8,304,663
Other	-	-	-	18,719
	$3,337,190	$2,663,550	$9,312,695	$8,323,382

Substantially all of the Company’s revenues earned during the three months and nine months ended September 30, 2023 and 2022 are derived from sales of the Company’s clinical nutrition products primarily to retail customers in North America.

The Company’s revenues by geographical area for the three months and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
North America	$3,337,190	$2,663,550	$9,312,695	$8,304,483
Europe and other	-	-	-	18,899
	$3,337,190	$2,663,550	$9,312,695	$8,323,382

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

The Company outsources the production of substantially all its products with a third-party that manufactures and packages the finished products under a product supply agreement.

Costs incurred related to third-party outsourcing, which includes manufacturing, order processing and fulfillment, customer invoicing, collections and warehousing, were $1,759,260 and $1,876,259 for the three months ended September 30, 2023 and 2022, respectively, and $4,339,388 and $1,932,967 for the nine months ended September 30, 2023 and 2022, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $135,059 and $209,804 for the three months ended September 30, 2023 and 2022, respectively, and $416,101 and $622,178 for the nine months ended September 30, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $279,457 and $385,010 for the three months ended September 30, 2023 and 2022, respectively, and $1,109,310 and $1,264,740 for the nine months ended September 30, 2023 and 2022, respectively.

Concentrations

Revenue. During the three months ended September 30, 2023, the Company had two customers that accounted for 68% of total revenue. During the nine months ended September 30, 2023, the Company had two customers that accounted for 64% of total revenue. During the three months ended September 30, 2023, the largest customer accounted for 47% of the Company’s total revenue, and the second largest customer accounted for 21% of the Company’s total revenue. During the nine months ended September 30, 2023, the largest customer accounted for 50% of the Company’s total revenue and the second largest customer accounted for 14%. During the three months ended September 30, 2022, the Company had one customer that accounted for 57% of total revenue. During the nine months ended September 30, 2022, the Company had one customer that accounted for 56% of the Company’s total revenue. No other customer accounted for more than 10% of revenue during the three months and nine months ended September 30, 2023 and 2022. The Company sells the majority of its products to one of the largest retailers in the United States.

Accounts receivable. As of September 30, 2023, the Company had accounts receivable from one customer which comprised approximately 61% of its accounts receivable and one customer that accounted for approximately 13% of its accounts receivable. As of December 31, 2022, the Company had accounts receivable from one customer which comprised approximately 88% of its accounts receivable. No other customer accounted for more than 10% of accounts receivable as of September 30, 2023 and December 31, 2022.

Purchases from vendors. During the three months and nine months ended September 30, 2023 and 2022, the Company utilized one manufacturer for most of its production and packaging of its clinical nutrition products. Total purchases from this manufacturer accounted for approximately 59% and 47% of all purchases during the three months and nine months ended September 30, 2023, respectively. Total purchases from this manufacturer accounted for approximately 49% and 46% of all purchases during the three months and nine months ended September 30, 2022, respectively.

Accounts payable. As of September 30, 2023, one vendor accounted for 84% of total accounts payable. As of December 31, 2022, one vendor accounted for 88% of the total accounts payable. One other vendor accounted for 13% of total accounts payable as of September 30, 2023. No other vendor accounted for more than 10% of accounts payable as of December 31, 2022.

Cash and cash equivalents. Cash and cash equivalents consist of funds deposited with BMO Harris Bank (“BMO”), which is a major, established, high quality financial institution, in short-term (original maturity of generally 60 days or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy and are valued using the net asset value (“NAV”) per share of the money market fund. The Company has an overnight investment feature established with BMO whereby the Company’s cash is swept into a Money Market Mutual Fund managed by Goldman Sachs Asset Management. This fund invests solely in high quality U.S. government issued securities. As of September 30, 2023, $7,657,309 included in cash and cash equivalents was held in the Goldman Sachs Financial Square Government Institutional Fund, a fund that is not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company routinely has cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company believes that no significant concentration of credit risk exists with respect to its cash balances because of the creditworthiness and financial viability of the financial institutions that hold such cash balances. The Company has not experienced any losses to date resulting from this policy.

Stock-Based Compensation

Stock-based awards for stock options and restricted stock awards to employees and non-employees are accounted for by using the fair value method in accordance with ASC 718, Share-Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value-based method, such as a Black-Scholes option valuation model, and is recognized as an expense on a straight-line basis over the requisite service periods. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of the Company’s common stock on the date of grant and is recognized as an expense on a straight-line basis over the requisite service periods. Recognition of compensation expense for non-employees is accounted for in the same period and manner as if the Company had paid cash for the services.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company has determined that the warrants issued in the February 18, 2022 equity financing (see Note 6) meet the requirements for liability classification.

Income (Loss) per Common Share

Basic earnings (loss) per share (“EPS” or “LPS”) is computed by dividing net loss by the weighted-average common shares outstanding during the period, excluding shares of unvested restricted common stock outstanding. Diluted EPS/LPS is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Shares of vested restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are vested. In addition, net earnings (loss) for diluted EPS/LPS is adjusted for the impact of the assumed exercise of the outstanding warrants, to the extent they are dilutive. For the three months ended September 30, 2022, and the nine months ended September 30, 2023 and 2022, the Company recorded a net loss, as a result of which warrants, options, and unvested restricted shares of common stock were excluded from the computation of diluted EPS/LPS because they were considered anti-dilutive. For the three months ended September 30, 2023, the Company recorded net income, and it was determined that the applicable warrants and options were out-of-the-money. For the three months ended September 30, 2023, the treasury stock method was not applied to options or warrants that were out-of-the-money, and accordingly, the warrants, options, and unvested restricted shares of common stock were excluded from the computation of diluted EPS/LPS because they were considered anti-dilutive.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings (loss) per share:

	September 30,
	2023	2022
Warrants	779,052	1,489,702
Options	20,577	14,470
Unvested restricted common stock	417	667
	800,046	1,504,839

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities at fair value as of September 30, 2023, and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$3,744,400	$3,744,400
Total liabilities	$-	$-	$3,744,400	$3,744,400

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$6,438,000	$6,438,000
Total liabilities	$-	$-	$6,438,000	$6,438,000

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable Level 3 inputs for the nine months ended September 30, 2023:

Warrant derivative liability
Balance as of beginning of period – December 31, 2022	$6,438,000
Change in fair value of warrant derivative liability, during the period	(2,693,600)
Balance as of end of period – September 30, 2023	$3,744,400

As of September 30, 2023, and December 31, 2022, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings (see Note 6). As of September 30, 2023, the current warrant derivative liability was zero and the long-term warrant derivative liability was $3,744,400. As of December 31, 2022, the current warrant derivative liability was $1,931,400 and the long-term warrant derivative liability was $4,506,600.

The Company believes the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to the short-term nature of such instruments and are excluded from the fair value tables above.

Recent Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 replaces the “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the ASU 2016-13’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 was effective for and adopted by the Company effective January 1, 2023. The adoption of ASU 2016-13 did not have any material impact on the Company’s financial statement presentation or and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) Presentation of Financial Statements (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.

Other recent accounting pronouncements and guidance issued by FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$35,405	$49,637
Finished goods	2,415,245	3,069,784
	$2,450,650	$3,119,421

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

As of December 31, 2022, the Company’s VectorVision subsidiary leased a warehouse space in Ohio under an operating lease that expired in February 2023. During the year ended December 31, 2022, the Company recorded an impairment of the operating lease right-of-use asset of $24,257 and made payments of $22,221 on the operating lease liability. At December 31, 2022, the balance of the operating lease liability was $3,807, which was paid in full and extinguished in February 2023.

6. Warrant Derivative Liability

On February 18, 2022, the Company sold in a best-efforts public offering, 651,000 shares of the Company’s common stock (see Note 8) and 740,000 Series A warrants (the “Series A Warrants”) and 740,000 Series B warrants (the “Series B Warrants”). The Series A and Series B Warrants had an initial exercise price of $18.50 per share. The Series A Warrants expire in February 2027 and the Series B Warrants expired in August 2023.

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

The fair value of the warrant liability on September 30, 2023, and at December 31, 2022, was $3,744,400 and $6,438,000, respectively. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected probability of event occurrence, including stock splits, stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant or valuation date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the Company’s historical rate, which the Company anticipates remaining at zero. The derivative liabilities were valued using a binomial lattice model with the following assumptions:

	Series A Warrants		Series B Warrants
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Common stock market price	$7.38	$7.26	$-	$7.26
Exercise price	7.57	7.88	-	7.88
Expected term (in years)	3.40	4.15	-	0.65
Expected volatility	102.40%	131.20%	-	104.50%
Expected dividend yield	-	-	-	-
Risk-free interest rate	4.75%	4.11%	-	4.75%
Total fair value	$3,744,400	$4,506,600	$-	$1,931,400

The 740,000 Series B Warrants expired on August 24, 2023. On the expiration date, the Series B Warrants were marked to a fair value of zero with such change being recorded as part of the change in fair value of warrant derivative included in the statement of operations.

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

The following table reconciles the Series C and Series D Preferred Stock reflected on the balance sheet at December 31, 2022:

	Series C Preferred Stock	Series D Preferred Stock
Gross Proceeds	$4,702,500	$47,500
Less:
Preferred stock issuance costs	(437,169)	(4,416)
Plus:
Accretion of carrying value to redemption value	932,169	9,416
Preferred stock subject to possible redemption	$5,197,500	$52,500

At December 31, 2022, $4,750,000 in gross proceeds received from the issuance of the Preferred Stock, plus an additional $500,000, which was required to fund the 105% redemption price for the Preferred Stock, was held in an escrow account and presented as restricted cash on the Company’s December 31, 2022 consolidated balance sheet. The Preferred Stock was redeemed in full for cash through February 8, 2023, the escrow account was closed, and as of September 30, 2023, there were no shares of Preferred Stock outstanding.

8. Stockholders’ Equity

February 2022 Offering

On February 18, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company issued and sold in a best-efforts public offering, (i) 651,000 units, at $15.00 per unit, with each unit consisting of one share of the Company’s common stock, one warrant to purchase one share of the Company’s common stock at an exercise price of $18.50 per share that expires on the fifth anniversary of the date of issuance (“Series A Warrant”) and one warrant to purchase one share of the Company’s common stock at an exercise price of $18.50 per share that expired on the 18-month anniversary of the date of issuance (“Series B Warrant”), and (ii) 89,000 pre-funded units, at $14.995 per unit, with each unit consisting of one pre-funded warrant to purchase one share of the Company’s common stock at an exercise price of $0.005 per share (a “Pre-Funded Warrant” and together with the Series A Warrants and Series B Warrants, the “Warrants”), one Series A Warrant and one Series B Warrant (collectively, the “February 2022 Offering”).

The exercise prices of the Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, in the event the Company effects a reverse stock split during the term of the Warrants, the exercise price of the Warrants following such reverse split will be subject to further adjustment in the event the volume-weighted average trading price of our common stock for the five days following such reverse stock split is lower than the exercise price of the Warrants. Also, subject to customary exceptions, the exercise price of the Warrants is subject to adjustment in the event of issuances of the Company’s common stock or common stock equivalents at a price below the exercise price of the Warrants. In such event, the exercise price of the Warrants will be reduced to the price of the securities issued in such transactions. In the event of a fundamental transaction, as defined, the holder of a warrant shall have the option, exercisable at any time concurrently with, or within 30 days after, the consummation of the fundamental transaction to cause the Company to purchase such warrant from the holder for cash in an amount equal to the Black Scholes value of such warrant calculated in accordance with the terms of Warrant.

On February 18, 2022, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Roth Capital Partners LLC (“Roth”) and Maxim Group LLC, as co-agents (collectively, the “Agents”), pursuant to which the Company paid the Agents an aggregate fee equal to 7.0% of the gross proceeds from the units sold in the February 2022 Offering and reimbursed the Agents $100,000 for expenses incurred in connection with the February 2022 Offering. In addition, the Company issued warrants (the “Placement Agent Warrants”) to Roth to purchase up to 37,000 shares of the Company’s common stock exercisable at an exercise price of $18.50 per share. The Placement Agent Warrants were immediately exercisable and expire on the fifth anniversary of the date of the issuance.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2022	1,526,701	$8.67	2.39
Granted	-	-	-
Forfeitures	-	-	-
Expirations	(740,000)	7.57	-
Exercised	(7,649)	-	-
September 30, 2023, all exercisable	779,052	$8.95	2.14

The exercise prices of warrants outstanding and exercisable as of September 30, 2023, are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
769,351	7.57
9,701	120.00
779,052

During the nine months ended September 30, 2023, warrants exercisable into 7,649 shares of common stock were exercised for total proceeds of $57,903. Based on the closing price of the Company’s common stock on September 30, 2023 of $7.38 per share, the intrinsic value of the warrants as of September 30, 2023 was $318,570.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2022	13,294	$217.05	6.80
Granted	11,336	6.22	9.05
Forfeitures	(595)	197.70	7.50
Expirations	(3,458)	357.53	-
Exercised	-	-	-
September 30, 2023, outstanding	20,577	77.72	7.89
September 30, 2023, exercisable	10,096	149.26	6.80

The exercise prices of options outstanding and exercisable as of September 30, 2023 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
10,000	1,250	$6.01
1,344	1,176	7.35
1,344	168	7.78
841	788	45.50
1,002	668	80.50
1,008	1,008	88.00
840	840	116.70
336	336	162.33
3,862	3,862	300.00
20,577	10,096

The Company accounts for share-based payments in accordance with ASC 718 wherein grants are measured at the grant date fair value and charged to operations over the vesting periods.

During the nine months ended September 30, 2023 and 2022, the Company granted options to purchase an aggregate of 1,344 shares of common stock to the independent members of the Company’s Board of Directors in connection with the compensation plan for such directors with grant date fair values of $8,454 and $7,793, respectively, using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 3.81% and 3.35%, respectively, (iii) zero expected dividend yield, and (iv) an expected life of 3 years. The options have an exercise price of $7.78 and $7.35 per share, respectively. The options vest on a quarterly basis over two years from the grant date, with the first tranche vesting on September 30, 2023.

During the nine months ended September 30, 2023, the Company granted options to purchase 10,000 shares of common stock to the Company’s new Chief Executive Officer (“CEO”) with a grant date fair value of $65,000 using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 3.80%, (iii) zero expected dividend yield, and (iv) an expected life of 6 years. The options vest on a quarterly basis thereafter over two years.

The Company’s former CEO resigned effective June 9, 2023. All options issued to the former CEO that were not vested at the time of resignation were forfeited. Compensation expense previously recorded related to the unvested options was reversed, resulting in a reduction of stock compensation expense of $(92,412) during the three months and nine months ended September 30, 2023.

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

For the nine months ended September 30, 2023 and 2022, the Company recognized aggregate stock-compensation expense of $(20,331) and $191,882, respectively, related to the fair value of vested options, net of the impact of forfeitures.

As of September 30, 2023, the Company had an aggregate of 10,096 remaining unvested options outstanding, with a remaining grant date fair value of approximately $153,000 to be amortized over an average of 5 years. Based on the closing price of the Company’s common stock on September 30, 2023 of $7.38 per share, the aggregate intrinsic value of unvested options outstanding as of September 30, 2023 was approximately $13,700.

Restricted Common Stock

During the nine months ended September 30, 2023 and 2022, there were no grants of restricted common stock.

During the nine months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense of $12,911 and $76,938, respectively, related to vested restricted shares. At September 30, 2023, there was $6,534 of unvested compensation related to the non-vested shares that will be amortized over a remaining vesting period of one year.

The following table summarizes restricted common stock activity for the nine months ended September 30, 2023:

	Number of shares	Fair value of shares
Non-vested shares, December 31, 2022	667	$80.50
Granted	-	-
Vested	250	-
Forfeited	-	-
Non-vested shares, September 30, 2023	417	80.50

9. Commitments and Contingencies

Employment Agreement

On June 19, 2023, the Board of Directors appointed Jan Hall as President and Chief Executive Officer of the Company. The Company and Ms. Hall entered into an employment agreement pursuant to which Ms. Halls’ annual base salary is $370,000 and provides that Ms. Hall shall have an annual target cash bonus of no less than her base salary based on performance objectives determined by the Compensation Committee of the Board of Directors. With respect to the 2023 performance period, Ms. Hall’s annual bonus will be equal to either (i) her full target bonus, prorated based on a period commencing on June 19, 2023, or (ii) in the event there is a change in control of the Company that is consummated on or before March 31, 2024, $200,000, subject to remaining employed through the payment of her bonus (which may be up to 90 days following the change in control), compliance with her restrictive covenants, her execution and non-revocation of a general release of claims against the Company, and if requested, entering into any offer letter, restrictive covenant agreement and/or employment agreement with the buyer after being offered an opportunity to negotiate such agreements in good faith; provided, however, that in no event will she be entitled to both payments with respect to the 2023 performance period. In the event the Company terminates Ms. Hall’s employment without cause, she resigns for good reason or her employment is terminated by the Company following a change in control of the Company, subject to executing and not revoking a general release of claims against the Company and complying with her restrictive covenants, she will be entitled to (a) nine months of salary continuation, which is to be increased to twelve months if the qualifying termination of her employment occurs on or after June 19, 2024; (b) any unpaid annual bonus for the year prior to the year in which the termination of her employment occurs; (c) a prorated bonus for the year in which the termination of her employment occurs, based on actual performance; and (d) any salary earned and vested benefits accrued prior to Ms. Hall’s termination of employment.

10. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than those matters described elsewhere in the footnotes, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

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

The acquisition and integration of the Viactiv® line of products has changed our financial position, market profile and brand and operating focus. In order to leverage the Viactiv® platform, the Company has searched for additional complementary business opportunities. Additionally, the Company is focusing on new product development that it can launch under the Viactiv® brand and in the year ended December 31, 2022, the Company launched its new Omega Boost Gel Bites product.

In June 2023, Bret Scholtes, the Company’s former President and Chief Executive Officer and a member of the Board of Directors, resigned as an officer and as a member of the Board of Directors. In June 2023, we appointed former Neutrogena and Coca-Cola executive, Jan Hall, as our new President and Chief Executive Officer. Ms. Hall is a highly regarded veteran of big consumer health and consumables, including dietary supplements. Ms. Hall has an extensive array of commercial experience and a proven track record of growing well-known consumer and healthcare brands at leading global companies. Ms. Hall is instrumental in building out the Company’s capability to drive growth with the existing Viactiv® line of products and accelerate the development of new complementary products. In addition, in July 2023, we appointed Katie Cox as our new Chief Accounting Officer, replacing Jeffrey Benjamin.

We believe the Activ acquisition added valuable attributes, which have contributed to achieving our goals including (1) Viactiv’s brand awareness and acceptance from the consumer; (2) experienced management; (3) established distribution and supply networks and relationships; (4) product development potential; and (5) a consistent track record of financial performance.

●	Brand awareness – Viactiv® was initially launched by industry leaders Mead Johnson/Johnson & Johnson approximately twenty years ago, and we believe this history, along with the product’s marketing campaigns, taste profile and receipt of consistently positive consumer reviews, have led to strong consumer awareness and acceptance. We are leveraging this strong consumer awareness to expand the Viactiv® brand beyond calcium chews. We launched an Omega-3 product during the year ended December 31, 2022, called Omega Boost Gel Bites, and we are marketing it to a similar target audience as the calcium chews. This along with cross selling across products are important actions we are taking to take advantage of the Viactiv® brand awareness to help us grow our business.

●	Experienced management – As part of the Activ acquisition, we hired the senior executive responsible for the Viactiv® brand at Adare Pharmaceuticals, Inc. (“Adare”) as our Chief Commercial Officer. This senior executive was a member of the executive leadership team of Adare, and contributes strong sales, marketing and research and development skills and experiences to our leadership team. Since the acquisition of Activ, we assembled other professionals that have additional and complementary skills, including manufacturing, logistics, financial management and medical education.

●	Established distribution – Viactiv’s products are currently marketed through many of the nation’s largest retailers, including Walmart (retail and online), Target and Amazon. We added a direct-to-consumer eCommerce capability on our website viactiv.com in 2022 to expand our sales channels. The Viactiv® calcium chews can now be purchased through any of these channels, and we subsequently added our ocular products to this platform. We are also working to leverage our distribution and supply networks to grow our Omega Boost Gel Bites product which is currently sold on our direct-to-consumer site as well as one online retailer. We are evaluating additional channel expansion for Omega Boost Gel Bites in addition to offering bundles with our other products to our customers. The product has been listed for distribution at The Vitamin Shoppe and Rite Aid.

●	Track record of financial performance – The Viactiv® brand has a strong history of financial success both before and after our acquisition of the brand. For the nine months ended September 30, 2023, Viactiv® generated net revenues of $9,054,305, which accounted for 97% of our total revenues for the period. For the nine months ended September 30, 2022, Viactiv® generated net revenues of $8,006,229, which accounted for 96% of our total revenues for the period. Over time, we expect the acquisition of Viactiv® to contribute increasing revenue and consistent operating margins, as well as a multitude of growth opportunities to our Company.

Viactiv® Calcium Fortified Soft Chew

Viactiv® was first introduced to the market over 20 years ago as a calcium-fortified soft chew intended to deliver clinical nutrition to women in a product form that has an enjoyable taste and is easy to consume. The chews are available in chocolate and caramel flavors, each delivering nutrition to help consumers maintain health goals, such as strong bones and immune support. The calcium chews contain 650 mg of calcium that deliver benefits of hard-to swallow pills in a chewable form with the great taste you expect from a gummy. Compared to the leading gummies, we believe our calcium chews are one of the only products with both Vitamin D and K1 to boost calcium absorption and help support bone mineral density.

Viactiv® Omega Boost Gel Bites

In February 2022, we began the marketing of our Viactiv® Omega Boost Gel Bites product, our first expansion of the Viactiv® brand since we acquired the business in June 2021. The 1,200 mg Omega-3 gel bites are designed to provide valuable health benefits, including the support of cardiovascular, brain, joint and eye health. The gel bite dosage form has been shown to have better absorption and fewer digestive issues than regular soft gel formulas, as well as without the unpleasant fishy aftertaste and sugar, which is associated with many other Omega-3 products.

The Omega Boost Gel Bites also represent an expansion of the Viactiv® brand beyond calcium products. We are focusing on the potential of the product as we increase consumer awareness, receive additional clinical support for the efficacy of the product, refine our marketing activities and increase distribution.

Launch of Direct-to-Consumer Online Store for Viactiv® Products

During January 2022, we launched our e-commerce venue through a Shopify store for our Viactiv® line of products (which can be found at www.activ.com). The e-commerce platform offers Viactiv® customers the option of shopping via retail outlets (e.g., grocery, pharmacy, etc.) or online through those same retail websites or directly through our branded website. We derived approximately 1% of our sales revenue from this channel during the three months and nine months ended September 30, 2023 and 2022. We hope to increase this revenue segment through a targeted marketing effort to attract existing and new customers through a digital marketing strategy which entails mobile optimization, performance marketing, and brand awareness.

Strategic Objectives, Goals and Initiatives

We believe that our ability to maximize stockholder value requires that we continue to build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. We have taken a number of steps over the last two years to strengthen our corporate foundation, including acquiring Viactiv®, winding down and reevaluating VectorVision, hiring key team members, launching a new product, strengthening our eCommerce capabilities and streamlining operations.

Our three primary objectives are:

●	Demonstrate Commercial Success: We are focused on growing sales of our existing Viactiv® product portfolio, growing sales of new products introduced in 2022 and positioning the other clinical nutrition products to maximize results. In 2022, we launched the new Omega Boost Gel Bites, which adds a key product to our portfolio. We believe that new products are also important to reduce the risk of customer and supplier concentrations. We have worked with our manufacturing partners to rebuild inventories which were negatively impacted by the supply chain constraints we experienced in 2021 and 2022. Lack of inventory was the biggest impediment to our ability to grow sales of our calcium products in the first three fiscal quarters of 2022, but we have since rebuilt our inventory levels and inventory is not currently an impediment. We also implemented a targeted retail price increase that went into effect during the second half of 2022 and the first nine months of 2023 that were driven by retailers’ timelines. Our sales increased in the nine months ended September 30, 2023, to $9,312,695, which we believe was a result of these actions. This sales increase was also a result of various commercial and operational improvements that we implemented for our Viactiv® line of products, including the increased inventory levels we maintained in the first nine months of 2023.

●	Strengthen our Commercial Engine: We believe we need to effectively implement several strategies to improve our commercial engine. We intend to expand our product distribution within our existing sales channels, strengthen our Viactiv® brand and related marketing, build our innovation pipeline and strengthen our management team. During the nine months ended September 30, 2023, we continued to explore new distribution opportunities with new and existing customers as well as enhance our direct-to-consumer capability on viactiv.com. We continue to monitor customer trends and identify opportunities for new product development. As we refine our plans for 2023, we plan to focus our efforts on supporting our core calcium chew products with a new digital advertising campaign called “Bold Age”, and further commercializing the Omega Boost Gel Bites product that was introduced in 2022. During the nine months ended September 30, 2023, we maintained our inventory levels at a satisfactory level, which is required in order to increase our marketing trials. We also made progress toward our goal of regaining consistent selling levels with Amazon.com and, as result, net sales have grown on the site by approximately 68% for the three months ended September 30, 2023. We also continue to pursue additional marketing strategies to increase the distribution of all Viactiv® products across our existing sales channels, such as targeted digital advertising of the new advertising campaign driving customer purchases of Viactiv® calcium chews at Walmart, Target and Kroger.

●	Strengthen our Clinical Nutrition Strategy: We are strengthening our clinical nutrition strategy by advancing clinical evidence regarding our existing and future products, partnering with specialty manufacturers and suppliers to leverage innovations, and working to increase awareness of our products within the healthcare community. In 2022, we announced interim results of an independent clinical study designed to evaluate the effectiveness of new Viactiv® Omega Boost Gel Bite Gummies at increasing Omega-3s, EPA and DHA saturation levels on red blood cells in comparison to a leading gummy and soft gel product. According to this study, Viactiv® Omega Boost Gel Bites provided a greater and faster increase of the omega-3 index when compared to the soft gel and gummy groups. Our clinical results showed a 50% improvement in Omega-3 levels in just 4 weeks and a 63% increase in 12 weeks in healthy participants. Finally, we continue to consult with our manufacturing partners to research the supply of science-based ingredients and new formats that could be incorporated into our future products

Evaluation of Strategic Alternatives

The Company is also evaluating alternative strategic paths focused on maximizing stockholder value, and we have hired Alantra, LLC (“Alantra”) as the Company’s exclusive financial advisor to implement a strategic review to evaluate alternatives to maximize stockholder value in the near-term, which could include, among other alternatives, a sale of the Company or the Viactiv brand, or a merger, acquisition, reverse acquisition, or other strategic transaction, which review was ongoing at September 30, 2023.

The Company is continuing to explore a diverse range of strategic options to help grow the Company and enhance stockholder value. There can be no assurances, however, that this process will result in a transaction, or that if a transaction is completed, it will ultimately enhance stockholder value. There is no set timetable for the strategic review process and the Company does not intend to provide periodic updates until the Board of Directors makes a formal decision and determines that disclosure is appropriate and/or necessary under the circumstances.

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

Reverse Stock Split

On January 6, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effectuate a one-for-fifty (1:50) reverse stock split of its outstanding common stock without any change to its par value. The authorized number of shares of common stock was not affected by the reverse stock split. The Company issued 35,281 additional common shares in connection with this reverse stock split per the Company’s determination to round up all fractional shares resulting from the reverse stock split to the nearest whole share.

Accordingly, all common shares, stock options, stock warrants and per share amounts in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022, included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, the classification and valuation of warrants, and assumptions used in the determination of the Company’s liquidity. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that impacted our condensed consolidated financial statements and related notes included herein.

Recent Trends – Market Conditions

Beginning in December 2021 and through the third quarter of 2022, we experienced supply chain constraints due to the COVID-19 pandemic. These supply chain issues constrained our ability to obtain inventory to fulfill customer orders for our Viactiv® brand products on a timely basis. The constraints began to abate during the fourth quarter of 2022, and we have not experienced any disruptions since that time. We are subject to out-of-stock fees to certain retailers in the event that we are unable to adequately maintain certain inventory levels of our Viactiv® products.

We, along with our suppliers, continue to experience significant broad-based inflation and labor cost pressures. We expect input cost inflation to continue through the remainder of 2023 and 2024. There are signs that unit volume consumption is softening in recent vitamins, minerals, and supplements syndicated industry data. We believe that the impact of inflation-based cost increases on consumers’ purchasing power in combination with the implementation of higher retail prices across brands in the vitamins, minerals and supplements category is contributing to the softness.

Store traffic in the drug channel has declined due to a decrease in the number of people choosing to have a COVID-19 shot. Lower footfall has reduced chainwide sales, including vitamins, minerals, and supplements. The legal cost of opioid settlements has also impacted drug retailers. In October 2023, Rite Aid filed for protection under Chapter 11 of the United States Bankruptcy Code and disclosed a restructuring plan which includes a phased approach to a significant store-closure program. We have adjusted our sales forecast to account for the changes to the number of Rite Aid stores and will continue to identify new distribution opportunities to bridge the gap and accelerate brand sales.

Inflation

The continuing impact of higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising food and energy prices in combination with higher labor costs create uncertainty about the future economic environment which will continue to evolve. The Company believes these factors impacted the Company’s business in 2022 and the first nine months of and will continue for the remainder of 2023 and, and we believe, in 2024. The consequences of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may result in a higher cost of capital for the business and an increase in our operating expenses.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that our ability to maximize stockholder value requires that we build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. In the last two years we have taken numerous steps to strengthen our corporate foundation, including acquiring Viactiv® winding down and reevaluating VectorVision, hiring key team members, including, more recently, hiring Ms. Hall as the Company’s President and Chief Executive Officer, launching a new product, strengthening our eCommerce capabilities, and streamlining operations.

We are working on several initiatives we believe will help achieve the long-term goals as described above under “Strategic Objectives, Goals and Strategies” and below.

●	We intend to focus on growing Viactiv® to become a profitable broad-based destination health and wellness brand with a foundation in clinically supported efficacy.

●	We hope to strengthen the core functional benefits and emotional attributes that set the brand apart from other products in the market that do not have the benefit of a legacy of more than 20 years driving consumer awareness and product acceptance. Effective advertising combined with targeted marketing initiatives, product innovations in existing and new product segments, plus expanded retail and online distribution will be the engine of future growth.

●	We plan to focus on increasing market share of the Viactiv® brand among current users of calcium supplements in current channels and customers, and by driving product trial and loyalty among new calcium users entering the category. By offering more appealing and differentiated products with clinically supported claims in combination with powerful, insight-driven advertising that brings the brand to life in a meaningful and personal way, we hope to ignite a deeper level of relevance and resonance among our target consumer groups. The new “Bold Age” advertising campaign launched in the second quarter of 2023, is an example of consumer insight-driven brand communication that has proved to be successful versus key category metrics. As we learn more from in-market performance analytics, we will continue to optimize the impact of the creative and effectively deploy media spend across social media channels and eCommerce, including customer websites and Viactiv.com.

●	We believe Viactiv® holds significant potential for brand extension in the health and wellness space. In parallel with strengthening the core pillars of the current calcium business, we intend to continue to take Viactiv® beyond where it is today by expanding the appeal and reach of the brand to a broader base of dietary supplement and health and wellness consumers. We are focused on product formulations that offer superior product taste, compelling product formats, and competitive cost structures. The launch of Viactiv® Omega Boost Gel Bites is an example of the growth potential of this strategy. The product was recently accepted by The Vitamin Shoppe in the specialty channel and became available to shoppers in stores and online in the third quarter of 2023. Future innovations to extend Viactiv® into new product segments will continue to spearhead penetration of trade channels and customers that the brand does not leverage today.

●	We hope to strengthen our clinical nutrition strategy by continuing to advance clinical evidence regarding our products, working with manufacturers and suppliers to leverage our partner’s innovations and increasing awareness of our products and efforts within the healthcare community. Product efficacy is a cornerstone of the Viactiv® brand promise. We will actively seek out further opportunities to participate in clinical studies that demonstrate the effectiveness of our products, following the example of the independent clinical study involving Omega Boost Gel Bites referenced earlier in this report.

●	To enable us to achieve the initiatives we believe will help deliver our long-term objectives, we hope to strengthen the consumer-packaged goods and science-based capabilities of our management team and the network of external partners we work with. As we grow, we intend to optimize our go-to-market sales and marketing structure and strengthen our internal and external operations and support functions capability and capacity in alignment with business goals and regulatory requirements.

●	We intend to focus on smart use of financial resources through cross-functional collaboration, effective financial planning, analysis and disciplined management in alignment with pre-approved metrics that tie to the achievement of short and long-term business goals. We will continue our efforts to make cost improvements and drive efficiencies to reduce cash burn and improve profitability to drive shareholder value.

Results of Operations

Through September 30, 2023, we have primarily been engaged in product development and marketing, commercialization of our products and improving our operating efficiencies. We have incurred, and will continue to incur, significant expenditures for the commercialization and development of our products. With the acquisition of the Viactiv® brand and its successful integration into our operations, we believe we have established a significant baseline level of revenue from which to grow.

Comparison of Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$3,337,190	$2,663,550	$673,640	25%
Cost of goods sold	1,876,938	1,575,366	301,572	19%
Gross Profit	1,460,252	1,088,184	372,068	34%
Operating Expenses:
Sales and marketing	318,734	526,193	(207,459)	(39)%
General and administrative and other	1,903,761	2,241,182	(337,421)	(15)%
Research and development	10,671	60,203	(49,532)	(82)%
Total Operating Expenses	2,233,166	2,827,578	(594,412)	(21)%
Loss from Operations	(772,914)	(1,739,394)	(966,480)	(56)%
Other Income (Expense):
Change in fair value of warrant derivative liability	1,050,800	873,200	177,600	20%
Interest income	94,747	43,282	51,465	119%
Net Income (Loss)	$372,633	$(822,912)	$1,195,545	145%

Revenue

For the three months ended September 30, 2023, revenue was $3,337,190 as compared to $2,663,550 for the three months ended September 30, 2022, an increase of $673,640 or 25%. This increase is primarily attributable to $3,252,673 of revenue generated during the three months ended September 30, 2023, from sales of our Viactiv® product line as compared to $2,563,398 of revenue generated from sales of our Viactiv® product line for the three months ended September 30, 2022. During the three months ended September 30, 2023, we experienced positive phasing for orders previously delayed in the prior three months by our carrier’s warehouse expansion plan, which was resolved in July 2023.

Cost of Goods Sold

For the three months ended September 30, 2023, cost of goods sold was $1,876,938, as compared to $1,575,366 for the three months ended September 30, 2022, an increase of $301,572 or 19%. This increase is primarily attributable to the increase in revenues for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, and a result of lower transportation costs negotiated during the period.

Gross Profit

For the three months ended September 30, 2023, gross profit was $1,460,252, as compared to $1,088,184 for the three months ended September 30, 2022, an increase of $372,068 or 34%. This increase is primarily the result of the additional gross profit generated by sales of our Viactiv® products during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Gross margin for the three months ended September 30, 2023, was 43.8%, as compared to 40.9% for the three months ended September 30, 2022.

Sales and Marketing

For the three months ended September 30, 2023, sales and marketing expenses were $318,734, as compared to $526,193 for the three months ended September 30, 2022, a decrease of $207,459, or 39%. The decrease is attributable to expenditures in marketing and advertising during the three months ended September 30, 2023, related to our Viactiv® line of products. Sales and marketing costs are primarily attributable to the Viactiv® product line and consist primarily of advertising expenses related to support for our calcium chews, and Omega Boost Gel Bites products. During the three months ended September 30, 2023, we ran digital advertising campaigns to support the core calcium chew business with new creative focusing on the benefits of Viactiv® to strengthen bones and help protect against osteoporosis and implemented a separate marketing campaign for pregnancy. Both performed well against industry benchmarks and compared with prior brand advertising. In addition to advertising for the calcium products, we also ran a specific digital advertising campaign to support Omega Boost Gel Bites focusing on their unique benefits of enhanced absorption, quantity of Omega-3, no sugar and no fishy taste. Like the calcium chews, the campaign also worked well against industry metrics. Based on the consumer learning, we will continue to optimize the campaigns in 2023.

General and Administrative and other

For the three months ended September 30, 2023, general and administrative and other expenses were $1,903,761, as compared to $2,241,182 for the three months ended September 30, 2022, a decrease of $337,421 or 15%. The decrease was primarily driven by decreases of approximately $298,000 in the amortization of intangibles, and $112,000 in payroll costs, partially offset by an increase of approximately $96,000 in insurance fees. We continue to focus our efforts and resources on lowering the ratio of general and administrative and other expense to net sales. The ratio has decreased from 84% to 57% in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Change in Fair Value of Warrant Derivative Liability

For the three months ended September 30, 2023, the change in the fair value of warrant derivative liabilities related to the issuance of the Series A warrants and Series B warrants in November 2022 was a gain of $1,050,800, as compared to a gain of $873,200 for the three months ended September 30, 2022.

Loss from Operations

For the three months ended September 30, 2023, we incurred a loss of $772,914, as compared to a loss of $1,739,394 for the three months ended September 30, 2022. The reduction in operating loss was attributable to an increase of gross profit due to an increase in sales of $673,640 or 25%. In addition, the decrease of $337,421 or 15% in the general and administrative expense category and the decrease of $207,459 or 39% in the sales and marketing expense category for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Net Income (Loss)

For the three months ended September 30, 2023, net income was $372,633, as compared to a net loss of $822,912 for the three months ended September 30, 2022. Net income was impacted by a change in value of the warrant derivative liability, which was a gain of $1,050,800 for the three months ended September 30, 2023, as compared to a gain from the change in fair value of the warrant derivative liability of $873,200 for the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$9,312,695	$8,323,382	989,313	12%
Cost of goods sold	5,267,874	4,739,197	528,677	11%
Gross Profit	4,044,821	3,584,185	460,636	13%
Operating Expenses:
Sales and marketing	1,332,469	1,583,349	(250,880)	(16)%
General and administrative and other	5,811,315	7,885,181	(2,073,867)	(26)%
Research and development	150,604	162,418	(11,814)	(7)%
Impairment loss right-of-use asset	-	24,257	(24,257)	(100)%
Total operating expense	7,294,388	9,655,205	(2,360,817)	(24)%
Loss from Operations	(3,249,567)	(6,071,020)	(2,821,453)	(46)%
Other Income (Expense):
Change in fair value of warrant derivative liability	2,693,600	3,548,300	(854,700)	(24)%
Interest income	289,280	54,458	234,822	431%
Total Other Income (Expense)	2,982,880	3,602,758	(619,878)	(17)%
Net Loss	$(266,687)	$(2,468,262)	(2,201,575)	(89)%

Revenue

For the nine months ended September 30, 2023, revenue was $9,312,695, as compared to $8,323,382 for the nine months ended September 30, 2022, an increase of $989,313 or 12%. We experienced supply chain delays for inventory in the quarter ended September 30, 2022, which reduced revenues. In the nine months ended September 30,2023, we were able to successfully mitigate the inventory supply challenges experienced during the nine months ended September 30, 2022, which enabled us to meet increased customer demand for our Viactiv® line of products and grow sales by 12% as compared to the nine months ended September 30, 2022.

Cost of Goods Sold

For the nine months ended September 30, 2023, cost of goods sold was $5,267,874, as compared to $4,739,197 for the nine months ended September 30, 2022, an increase of $528,677 or 11%. This increase was primarily driven by our 12% growth in revenue primarily from our Viactiv® line of products for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Gross Profit

For the nine months ended September 30, 2023, gross profit was $4,044,821, as compared to $3,584,185 for the nine months ended September 30, 2022, an increase of $460,636 or 13%. This increase was primarily driven by the increase in sales during the nine months ended September 30, 2023. In addition, during the nine months ended September 30, 2023, we paid out-of-stock fees of approximately $5,126, as compared to out-of-stock fees paid during the nine months ended September 30, 2022, of approximately $88,000, which fees were due to our inability to maintain contractually agreed upon levels of inventory with certain retailers. We solved these challenges in 2022 and have realized a measurable benefit as a result. During the nine months ended September 30, 2023, we had a gross profit percentage of 43.4%, as compared to a gross profit percentage of 43.1% for the nine months ended September 30, 2022.

Sales and Marketing

For the nine months ended September 30, 2023, sales and marketing expenses were $1,332,469, as compared to $1,583,349 for the nine months ended September 30, 2022, a decrease of $250,880 or 16%. The decrease was primarily attributable to our reduced expenditures in marketing and advertising during the nine months ended September 30, 2023, as we reduced expenses across the product line. We incurred additional expense in the nine months ended September 30, 2022, related to the launch of our Viactiv® Omega Boost Gel Bites product, including creative development, testimonial advertising, account management and social media related costs.

General and Administrative and Other

For the nine months ended September 30, 2023, general and administrative and other expenses were $5,811,314, as compared to $7,885,181 for the nine months ended September 30, 2022, a decrease of $2,073,867 or 26%. The decrease in 2023 was primarily driven by decreases of approximately $892,500 in amortization expense, $397,000 in payroll expense, $242,000 in consulting fees, $276,000 in stock-based compensation, $157,000 in recruiting fees, and $128,000 in insurance expense, partially offset by an increase in legal fees of approximately $93,000.

Loss from Operations

Loss from operations for the nine months ended September 30, 2023, was $(3,249,567), as compared to $(6,071,020) for the nine months ended September 30, 2022, a decrease of $2,821,453 or 46%. The reduction in operating loss was primarily attributable to a decrease of $2,073,867 or 26% in the general and administrative expense category for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Change in Fair Value of Warrant Derivative Liability

For the nine months ended September 30, 2023, the change in the fair value of warrant derivative liabilities related to the issuance of the Series A Warrants and Series B Warrants in November 2022 was a gain of $2,693,600, as compared to a gain of $3,548,300 for the nine months ended September 30, 2022.

Net Income (Loss)

For the nine months ended September 30, 2023, we generated a net loss of $266,687, as compared to a net loss of $2,468,262 for the nine months ended September 30, 2022. Net loss for the nine months ended September 30, 2023 was attributable to the operating loss that was partially offset by the non-cash gain on the change in fair value of the warrant derivative liability described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, we generated a net loss of $266,687 and used cash in operating activities of $3,052,293. At September 30, 2023, we had cash and cash equivalents of $7,657,309 and working capital of $11,407,975.

Notwithstanding the net operating loss for the nine months ended September 30, 2023, management believes that our current cash balance and short-term investments are sufficient to fund operations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Sources and Uses of Cash and Cash Equivalents

The following table sets forth the Company’s major sources and uses of cash and cash equivalents for each of the following periods:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(3,052,293)	$(6,082,906)
Net cash (used in) provided by investing activities	(3,791)	4,990,054
Net cash (used in) provided by financing activities	(5,192,097)	9,944,928
Net (decrease) increase in cash and cash equivalents	$(8,248,181)	$8,852,076

Operating Activities

Net cash used in operating activities was $3,052,293 during the nine months ended September 30, 2023, as compared to $6,082,906 for the nine months ended September 30, 2022. The decrease of $3,030,613 in cash used by operating activities was primarily due to a reduction in general and administrative expenses.

Investing Activities

Net cash used in investing activities was $3,791 for the nine months ended September 30, 2023, as compared to net cash provided by investing activities in the amount of $4,990,054 for the nine months ended September 30, 2022. Cash used in investing activities for the nine months ended September 30, 2023 was for the purchase of property and equipment. Cash used in investing activities during the nine months ended September 30, 2022 was primarily attributable to the net of purchases and sales of US Treasury Bills.

Financing Activities

Net cash used in financing activities was $5,250,000 for the nine months ended September 30, 2023. The entire amount was used to repay in full the holders of the Preferred Stock, originally issued in November 2022, during January and February 2023. Cash provided by financing activities for the nine months ended September 30, 2022 was $9,944,928 and consisted primarily of the sale of common stock resulting in net proceeds of $8,834,899 and warrant exercises resulting in net proceeds of $1,134,040.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023. As of September 30, 2023, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the December 31, 2022 Annual Report on Form 10-K, in that the Company did not design and maintain effective controls over the preparation and review of accounting for complex financial transactions, mainly due to the lack of adequate technical expertise to ensure the proper application, at inception, of ASC 815-15 Embedded Derivatives related to certain stock warrants issued in February 2022.

Remediation Plan

As of September 30, 2023, management has designed and implemented the following measures to remediate the material weakness related to the accounting for the preparation and review of accounting for complex financial transactions, mainly due to the lack of adequate technical expertise to ensure proper application, as described in the preceding paragraph. As part of the remediation process, the Company has engaged a third party to review the Company’s accounting for complex financial transactions on a quarterly basis, or when any significant unusual transaction has been entered into.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, other than as described herein and below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2023.

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

As discussed in Part I, Item 4 – “Controls and Procedures” of this Quarterly Report on Form 10-Q as of September 30, 2023, management has designed and implemented measures to remediate the material weakness related to the accounting for the preparation and review of accounting for complex financial transactions. The execution of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Management expects to complete its remediation plan by December 31, 2023.

Risks Related to the Company’s Business

Supply Chain Constraints; Inflationary Pressures

We experienced supply chain constraints due to the COVID-19 pandemic and its aftermath. These constraints began in approximately December 2021 and continued through approximately the third quarter of 2022. These constraints had impacted the Company’s ability to obtain inventory to fulfill customer orders for its Viactiv® branded products and may continue to impact its ability to fulfill customer orders going forward which would have a material adverse effect on the Company’s business and results of operations. A resurgence of COVID-19 could impact the Company’s operations. The Company is subject to out-of-stock fees to certain retailers in the event that the Company is unable to adequately maintain certain inventory levels of our Viactiv® products. The Company paid approximately $5,126 and $88,000 in such fees for the nine months ended September 30, 2023 and 2022, respectively, to certain of these retailers. Additionally, the Company and its suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges. The Company expects input cost inflation to continue throughout 2023 and 2024. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

Risks Related to the Company’s Common Stock

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum continued listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation and amendment thereto (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report Form 8-K on February 1, 2019 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2019 and incorporated herein by reference)

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019)

3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

3.7	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)

3.8	Certificate of Designation of Series D Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)

10.1	Employment Agreement by and between the Company and Janet Hall dated May 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2023)

10.2	Retention Agreement dated as of May 18, 2023 by and between the Company and Katherine Cox (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardion Health Sciences, Inc.
(Registrant)

Date: November 13, 2023	By:	/s/ Jan Hall
Jan Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Katie Cox
Katie Cox
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

