Form 10-K
period 2023-12-31
Guardion Health Sciences, Inc.
filed 2024-03-29
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.9 million based upon the closing price of the registrant’s common stock of $7.78 on The Nasdaq Capital Market as of that date.

As of March 15, 2024, there were 1,284,156 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as, “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below, as well as those listed in Item 1A. “Risk Factors”.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, the forward-looking statements discussed in this Annual Report on Form 10-K may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law. The Company qualifies all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

Risks Related to the Company’s Business

●	We have entered into a purchase agreement for the sale of all of the outstanding equity interests of Activ Nutritional, LLC (“Activ”), which owns the Viactiv brand and business.

●	If the sale of Activ closes, we will be left with minimal operations as the Viactiv brand and business accounts for most of our revenue.

●	The Board has approved a plan of dissolution which, if approved by the stockholders, will authorize us to liquidate and dissolve the Company.

●	The Company has incurred recurring losses and negative cash flows since its inception and there is no assurance that the Company will be able to reach and sustain profitability.

●	Inflationary pressure, interest rate concerns and a potential recession may adversely impact the Company’s business.

●	The Company’s investment in new businesses and new products, services, and technologies is inherently risky, and could disrupt its current operations.

●	The Company may not succeed in establishing and maintaining collaborative relationships, which may significantly limit its ability to develop and commercialize its products successfully, if at all.

●	Competitors may develop or enhance products similar to the Company’s products, and the Company may therefore need to modify or alter its business strategy, which may have a material adverse effect on the Company.

●	If the Company is unable to develop its own sales, marketing and distribution capabilities, or if it is not successful in contracting with qualified third parties for these services on favorable terms, or at all, revenues from product sales could be limited.

●	Product liability lawsuits against the Company could divert its resources and could cause it to incur substantial liabilities and limit commercialization of its products.

●	Manufacturing risks and inefficiencies may adversely affect the Company’s ability to produce products.

●	The Company’s billings and revenues are derived from a limited number of customers and the loss of any one or more of them may have an immediate adverse effect on its financial results.

●	The Company’s acquisition strategy involves a number of risks.

●	The Company’s business depends on its intellectual property rights, and if its unable to protect them, its competitive position may suffer.

●	The Company relies on certain key employees who are vital to its ability to grow the business. Our inability to retain these individuals or hire new employees with the requisite skills for the positions may result in a reduced ability to operate the business.

●	There may be breaches of the Company’s information technology systems that materially damage business partner and customer relationships, curtail or otherwise adversely impact access to online stores and services, or subject the Company to significant reputational, financial, legal, and operational consequences.

●	While the Company’s operations and performance are focused on the United States, raw materials, including ingredients and packaging components utilized by its contract manufacturers, depend on global and regional economic conditions.

Risks Related to the Proposal to Approve the Transaction to Sell Activ

●	Even if the sale of Activ does not close, our business may still be harmed by the loss of customers or employees as a result of our announcement of the transaction.

●	The amount of net proceeds that the Company will receive from the sale of Activ is subject to uncertainties.

●	The purchase agreement for the sale of Activ limits our ability to pursue alternative transactions and may cause other potential buyers to refrain from submitting bids.

●	Doctor’s Best, Inc. is financing its purchase of Activ and may not be able to secure the necessary cash to fund the purchase price at closing.

●	The Company will not have any material assets following the consummation of the sale of Activ as the Viactiv brand and business accounts for most of our revenue.

Risks Related to the Plan of Dissolution

●	If our stockholders do not approve the plan of dissolution, the Company would have limited assets with which to generate operating revenue and stockholders could face adverse tax consequences.

●	We cannot determine the exact amount or timing of distributions to stockholders in connection with the potential dissolution of the Company.

●	Our Board may abandon or delay the plan of dissolution in its sole discretion even if it is approved by our stockholders.

●	If the Company is not dissolved, the SEC could classify the Company as a shell company and the Company could be delisted from Nasdaq.

●	Our warrant holders could exercise their put rights under the Series A warrants, in which case the amount each stockholder would receive from a liquidating distribution would be reduced accordingly.

Risks Related to Government Regulations

●	The Company and its suppliers and manufacturers are subject to a number of existing laws, regulations and industry initiatives and the regulatory environment of the healthcare industry is continuing to change. If it is determined that the Company or its suppliers or manufacturers are not in compliance with the laws and regulations to which they are respectively subject, the Company’s business, financial condition and results of operations may be adversely affected.

●	The Company’s products may cause undesirable side effects or have other properties that could delay or prevent any required regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval, or result in a product recall that could harm the Company’s reputation, business and financial results.

Risks Related to the Company’s Common Stock

●	The Company does not intend to pay cash dividends to its stockholders, so you may not receive any return on your investment in the Company prior to selling your interest in the Company.

●	The Company may require additional capital in the future to support its operations, and this capital has not always been readily available at all or on terms favorable to the Company.

●	The Company may not be able to meet the continued listing requirements of the Nasdaq Stock Market and its stock may become delisted.

PART I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Guardion” the “Company” and the “Registrant” refer to Guardion Health Sciences, Inc., a Delaware corporation and its consolidated subsidiaries.

Overview

We develop and distribute clinically supported dietary supplements and medical foods. These products are designed to support consumers, healthcare professionals and providers, and their patients by supporting bone health, eye health, cardiovascular health, and brain health through nutrients such as Calcium, Vitamin D, Vitamin K, Carotenoids, and Omega-3s.

In June 2021, the Company acquired Activ Nutritional, LLC (“Activ” or “Viactiv” as the context requires), the owner and distributor of the Viactiv® line of supplements for bone health and other applications. The acquisition and integration of the Viactiv line of products changed our financial position, market profile and brand and operating focus, as more fully described below.

Recent Developments

Agreement to Sell Activ Nutritional, LLC

On January 30, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Doctor’s Best Inc., a Delaware corporation (“Doctor’s Best”), for the sale of all of the outstanding equity interests of Activ for the aggregate cash consideration of $17.2 million, of which $1.7 million was placed in a third-party escrow account pursuant to the terms of the Purchase Agreement. Activ is a wholly-owned subsidiary of Viactiv Nutritionals, Inc (“Viactiv”), a Delaware corporation, and Viactiv is a wholly-owned subsidiary of the Company. The sale of Activ, as contemplated by the Purchase Agreement (the “Transaction”), is conditioned upon receiving approval from our stockholders, and such approval is also required under Delaware law as the sale of Activ, which owns the Viactiv® brand and business and accounted for 97.2% and 96.3% of our revenues during the years ended December 31, 2023, and 2022, respectively, constitutes a sale of substantially all of our assets and revenue-generating operations. The Transaction contemplated by the Purchase Agreement is the result of a broad review of strategic alternatives by our board of directors (the “Board”). The Board has determined that it is advisable and in the best interests of the Company and the Company’s stockholders to approve the Transaction. In the event that the Transaction closes, the Company will be left with minimal operations.

Potential Dissolution

In the event that the Company’s stockholders approve the Transaction and the Transaction closes, Additionally, the Board has determined that it is advisable and in the best interests of the Company and the Company’s stockholders to approve a voluntary dissolution and liquidation of the Company (the “Dissolution”) pursuant to a plan of dissolution (the “Plan of Dissolution”), which, if approved, will authorize the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution, but subject to the Company’s ability to abandon or delay the Plan of Dissolution in the event that the Board determines that another transaction would be in the best interest of the Company’s stockholders and further in accordance with the terms thereof. Assuming the approval of the Dissolution by the Company’s stockholders, the decision of whether or not to proceed with the Dissolution and when to file the Certificate of Dissolution will be made by the Board in its sole discretion.

On March 15, 2024, the Company filed a Preliminary Proxy Statement with the United States Securities and Exchange Commission (the “SEC”) in order to solicit the approval of the Company’s stockholders in connection with the Transaction and the Dissolution.

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

Product Offerings

For the year ended December 31, 2023, sales of the Viactiv line of supplements represented approximately 97.2% of our consolidated net sales versus 96.3% for the year ended December 31, 2022. The Viactiv line of supplements contains several flavored nutritional supplement products, but the milk chocolate and caramel flavored calcium chews constitute the main product category.

Viactiv Product Line

In April 2022, the Viactiv product line was extended with the launch of Viactiv® Omega Boost Gel Bites, an omega-3 fish oil dietary supplement with a high level of DHA and EPA designed to compete in the growing omega-3 product segment. The 1200 mg omega-3 gel bite gummies are formulated to provide comprehensive body support, including cardiovascular, brain, joint, immune, hair, skin, nail and eye health. The dosage form provides the potency of large, hard-to-swallow soft gels, in a great tasting chewable format with significantly more omega-3 than the leading fish oil gummies. In a clinical study conducted at Western University of Health Sciences, participants who started omega-3 supplementation with Omega Boost saw a 50% average increase in their omega-3 levels in just 4 weeks compared with leading omega-3 brands as measured using the Omega Index test. In addition to superior absorption, the gel bite dosage form has been shown to have fewer digestive issues than regular soft gel formulas, as well as no unpleasant fishy aftertaste and no sugar, which is associated with many other omega-3 products. In 2023, we increased our digital advertising, social media, and retailer-specific support for Viactiv Omega Boost Gel Bites with messaging that focuses on clinically proven efficacy combined with taste advantages.

During the year ended December 31, 2023, the Company expanded on the launch of the Omega Boost Gel Bites product by executing a two-pronged approach to drive consumer awareness and trial of Omega Boost Gel Bites across the Amazon platform and the brand’s website, and by introducing the product in conventional and specialty retailers.

Two new products will be added to the Viactiv product line in 2024. A clinically tested 600mg dose form of the Omega Boost Gel Bites product was introduced to the market in March 2024. The current 1200mg dose form of the Omega Boost Gel Bites product will be relaunched as a maximum formula to differentiate it to the 600mg offering. In addition to the innovation in the omega-3 segment, the Company will launch a magnesium citrate soft chew in April 2024. Both new Viactiv products will be available on viactiv.com and on the Amazon platform.

Ocular Product Line

We currently sell two ocular products. GlaucoCetin® is a dietary supplement in a capsule form designed specifically to provide nutrients to support mitochondrial function with additional antioxidants to help reduce oxidative stress and increase blood flow throughout the body for enhanced eye support and ocular health. We sell GlaucoCetin® on our website, guardionhealth.com and market it through direct-to-consumer strategies such as social media and paid search advertising. Lumega-Z®, our legacy medical food product has a formula designed to replenish and restore the macular protective pigment, simultaneously delivering critical and essential nutrients to the eye. As a medical food, Lumega-Z must be administered under the supervision of a physician or professional healthcare provider. The company sells Lumega-Z on our website, guardionhealth.com and uses a variety of marketing strategies to increase awareness of the brand among ophthalmologists and optometrists. We also market Lumega-Z through direct-to-consumer strategies. We recently changed the formulation of Lumega-Z from a liquid to a powder.

In 2020, two peer-review scientific articles were published demonstrating the beneficial efficacy of Lumega-Z®. Both articles were published in the journal Nutrients. The first published study assessed the level of absorption of the carotenoids in Lumega-Z compared to absorption of the carotenoids in the industry leading eye vitamin, PreserVisionTM (AREDS 2 formula sold by Bausch and Lomb) and determined whether an elevated level of carotenoid absorption leads to increased macular pigment optical density (“MPOD”). The study found that despite only a 2.3-fold higher carotenoid concentration than PreserVisionTM, Lumega-Z supplementation provides approximately 3–4-fold higher absorption, which leads to a significant elevation of MPOD levels. The second study evaluated the visual benefits in three groups; two treatment groups consisting of individuals with fine retinal drusen and a control group consisting of ocular normal individuals. The treatment groups were randomly assigned to either Lumega-Z or AREDS 2 (PreserVisionTM) soft gel supplements, the control group ocular normal individuals took no supplements. Each treatment participant had retinal drusen, delayed dark adaptation recovery time and was at risk of developing vision loss from age-related macular degeneration (“AMD”). The results showed significant improvements in visual function, as measured by contrast sensitivity, in the group of patients taking Lumega-Z. The patients taking PreserVisionTM showed a trend toward an improvement, but no statistical change, while the control group showed no change.

Prior Product Offerings

In September 2017, we acquired VectorVision Ocular Health, Inc. (“VectorVision”), a company that specialized in the standardization of contrast sensitivity, glare sensitivity, low contrast acuity, and early treatment diabetic retinopathy study visual acuity testing, from Mr. David Evans.

As part of management’s comprehensive evaluation of our Company’s business following the acquisition of the Viactiv brand in June 2021, we determined to focus on the products that management believes provide the greatest growth opportunities.

On November 30, 2023, the Company sold all the outstanding capital stock of VectorVision to David Evans for a purchase price of $25,000 and recorded a gain of $129,930. The Company had previously terminated the operations of VectorVision as of December 31, 2021. David Evans was a director of the Company from September 2017 through June 2022.

Intellectual Property

Patents

We currently own and have exclusive rights to two U.S. patents, and one Canadian patent with respect to various products and product candidates.

Trademarks

We currently have eight trademarks registered with the United States Patent and Trademark Office (“USPTO”), all of which are used in association with the Guardion line of products. In addition, we have four trademarks registered with the USPTO which are used in association with the Viactiv line of products.

We also have seven trademarks currently registered in foreign jurisdictions for use with our Guardion line of products, and we have 19 registrations for the Viactiv trademark in a broad range of geographies.

Products Manufacturing and Sources and Availability of Raw Materials

We outsource the manufacturing of our medical food and dietary supplement product line to contract manufacturers. We process orders through purchase orders and invoices with each manufacturer. We believe that there are alternative sources, suppliers and manufacturers available for our products in the event of a termination or a disagreement with any current vendor.

Government Regulation

Dietary Supplement Regulation

The US Food and Drug Administration (the “FDA”) has primary jurisdiction for the regulation of dietary supplements. The FDA regulates dietary supplements, such as Viactiv calcium chews, Viactiv Omega Boost Gel Bites, and GlaucoCetin as “dietary supplements” under the Federal Food, Drug, and Cosmetic Act (“FDCA”) as a distinct, sub-category of “food.” Dietary supplements must meet the requirements of applicable food laws and regulations. A “dietary supplement” is defined under the FDCA as “a product (other than tobacco) intended to supplement the diet that bears or contains one or more of the following dietary ingredients: vitamins, minerals, amino acids, herbs or other botanicals; a concentrate, metabolite, constituent, extract or combination of the ingredients listed above.” Dietary supplements are intended to enhance the diet and may not be represented as a conventional food or as the sole item of a meal or diet.

Dietary supplements do not require approval from the FDA before they are marketed. Except in the case of a “new dietary ingredient,” where pre-market review for safety data and other information is required by law, a company is not required to provide the FDA with the evidence it relies on to substantiate safety or effectiveness before marketing a supplement product.

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

Companies are responsible for determining that the dietary supplements they manufacture or distribute are safe, and that any representations or claims made about them are substantiated by adequate evidence to show that the claims are not false or misleading. The Federal Trade Commission (“FTC”) has the primary responsibility to regulate the advertising of foods, including dietary supplements. Under the FTC Act, all advertising claims, both express and implied, must be truthful, non-misleading, and substantiated. Claims about the health benefits of a product must meet the basic substantiation standard of “competent and reliable scientific evidence,” generally randomized, controlled, human clinical trials. In practice, the FDA and FTC share jurisdiction over promotional practices and monitor the promotion and advertising of dietary supplements in multiple media forms, including TV, radio, social media (e.g., Facebook, Instagram), and the internet.

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

Foods manufacturers must register with the FDA pursuant to the Bioterrorism Act before producing foods. Manufacturers of foods also must follow cGMP regulations applicable to foods. Entities that manufacture, package, label or hold food products must follow applicable cGMP regulations. These regulations focus on practices that ensure sanitary and cleanly conditions of manufacturing facilities. We engage contract manufacturers to manufacture Lumega-Z.

The FTC has the primary responsibility to regulate the advertising of foods. Under the FTC Act, all advertising claims, both express and implied, must be truthful, non-misleading, and substantiated.

Enforcement by the regulators is post-market, mostly via FDA inspections of food manufacturing facilities, including packaging, distribution facilities, and fulfillment houses. The FDA and FTC also gather material at trade shows and conferences and review company websites and social media accounts.

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

At present, our products are not reimbursable under any federal program. Nevertheless, if the activities of our customers or other entity with which we have a business relationship were found to constitute a violation of the AKS and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, we could be subject to sanctions or liability under such laws, including civil and/or criminal penalties, as well as exclusion from government health programs. As a result of exclusion from government health programs, neither products nor services could be provided to any beneficiaries of any federal healthcare program.

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

Other United States Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of food and medical products are subject to regulation by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws. In addition, we may be subject to federal and state laws requiring the disclosure of financial arrangements with health care professionals.

Foreign Regulatory Requirements

We may become subject to foreign regulations, which may be quite different from those of the FDA, governing clinical trials, product design, manufacturing, labeling, product registration and approval, and sales. Whether or not FDA approval has been obtained, generally we must obtain separate authorization for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in those countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The authorization or approval process varies from country to country.

Employees

As of December 31, 2023, we had a total of nine full-time employees and no part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

On January 6, 2023, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effectuate a one-for-fifty (1:50) reverse stock split (the “Reverse Stock Split”) of our common stock without any change to our par value. Proportional adjustments for the Reverse Stock Split were made to our outstanding common stock, stock options, and warrants as if the split occurred at the beginning of the earliest period presented in this Annual Report on Form 10-K.

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

The Company has incurred net losses since inception in 2009 and cannot be certain if or when the Company will produce sufficient revenue from operations to support costs. At December 31, 2023, the Company had cash and cash equivalents of $6,359,646 and working capital of $10,565,898. Management believes that the current cash balance and working capital resources are sufficient to fund operations for at least one year from the date the Company’s 2023 financial statements are issued.

On January 30, 2024, the Company entered into the Purchase Agreement with Doctor’s Best for the sale of all of the outstanding equity interests of Activ, which owns the Viactiv® brand and business and accounted for 97.2% and 96.3% of our revenues during the years ended December 31, 2023 and 2022, respectively, for the aggregate cash consideration of $17.2 million, of which $1.7 million was placed in a third-party escrow account pursuant to the terms of the Purchase Agreement. Additionally, the Board has determined that it is advisable and in the best interests of the Company and the Company’s stockholders to approve a Plan of Dissolution, which, if approved, will authorize the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution, but subject to the Company’s ability to abandon or delay the Plan of Dissolution in accordance with the terms thereof. Assuming the approval of the Dissolution by the Company’s stockholders, the decision of whether or not to proceed with the Dissolution and when to file the Certificate of Dissolution will be made by the Board in its sole discretion. In the event that the Transaction closes, the Company will be left with minimal operations. Please see “Risk Factors Relating to the Proposal to Approve the Transaction” and “Risk Factors Related to the Plan of Dissolution” below.

The COVID-19 global pandemic adversely impacted, and may continue to adversely impact, the Company’s business, including the commercialization of the Company’s products, supply chain challenges, liquidity and access to capital markets and business development activities.

While the impact of the COVID-19 pandemic on our business has largely abated, uncertainties continue in China, which is experiencing the ongoing effects of the pandemic and an economic slowdown. The effects of government agency actions and the Company’s policies and those of third parties to combat future pandemics may negatively impact productivity and the Company’s ability to market and sell its products, cause disruptions to its supply chain and impair its ability to execute its business development strategy. These and other disruptions in the Company’s operations and the global economy could negatively impact the Company’s business, operating results and financial condition.

The Company may be negatively affected by the rate of inflation and its impact on the global economy.

Current inflation within the economy has resulted in increased interest rates and capital costs, contributed to supply shortages, increased the cost of living and labor, and other related items. As a result of inflation, which may continue, the Company may incur higher costs relating to the production of its products. Although the Company may take actions to counteract the impacts of inflation, if these actions are not effective it could have a material adverse effect on the Company’s business, results of operations and financial condition. Additionally, higher future inflation or concerns of a recession could impact the demand for the Company’s products.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure, and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine, conflict in the Middle East, Houthi activity in the Red Sea that has disrupted a key global trade route, other terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Climate change and other sustainability matters could have an adverse impact on our business and results of operations.

Climate change resulting in the increased frequency and severity of natural disasters and other extreme weather conditions may adversely impact our business, results of operations, cash flows and financial condition. Specifically, the predicted physical effects of climate change may exacerbate challenges regarding the cost, quality and availability of ingredients and packaging materials, pose physical risks to the facilities of our key suppliers, disrupt our global supply chain or impact demand for our products. In addition, the increased concern over climate change is likely to continue to result in business risks, including additional legal and regulatory requirements intended to, among other things, reduce or mitigate the effects of climate change and may relate to, among other things, greenhouse gas emissions (e.g., carbon pricing), alternative energy policy and additional disclosure obligations. Such additional regulation may adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and contract manufacturing and supply chain costs and/or negatively impacting our reputation if we are unable to or are perceived (whether or not valid) not to satisfy such requirements or expectations. Achieving sustainability and social impact targets could require significant efforts from us and our stakeholders, such as our suppliers and other third parties. It could also require capital investment, additional expense (e.g., renewable energy costs) and the development of technology that may not currently exist. Any failure to achieve sustainability and social impact targets or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change or other sustainability matters, could result in adverse publicity and increased litigation risk and adversely affect our business and reputation. There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers, regulators, our employees and other stakeholders on these and other sustainability and social impact matters, including responsible sourcing, deforestation, animal welfare, labor, employment and human rights, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging, and a growing demand for natural or organic products and ingredient transparency. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows and financial condition.

The Company has experience in developing dietary supplements and medical foods but may be unable to commercialize some of the products it develops or acquires.

Development and commercialization of dietary supplements and medical foods involves a lengthy and complex process. Extended timelines to secure raw materials combined with cost increases on ingredients, packaging and labor, and demand for higher retailer margins have created challenges to the development and commercialization of new products. No assurances can be made that any newly developed products will be marketable or that the Company will achieve commercial success with any new products or product lines.

Even if the Company develops or acquires products for commercial use, these products may not be accepted by the consumer, or be capable of being offered at prices that will enable the Company to become profitable. The Company cannot assure you that its products will be approved by regulatory authorities, if required, or ultimately prove to be useful for commercial markets, meet applicable regulatory standards, or be successfully marketed.

The Company’s investment in new businesses and new products, services, and technologies is inherently risky, and could disrupt its current operations.

The Company has invested in new businesses, products, services, and technologies. Such endeavors involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on the Company’s investments, distraction of management from current operations, and unidentified issues not discovered in its due diligence of such strategies and offerings that could cause the Company to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect the Company’s reputation, financial condition, and operating results.

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

Competitors and contract manufacturers may develop products with similar characteristics to the Company’s products. Such similar products marketed by larger competitors could hinder the Company’s efforts to penetrate the market.

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

As a result, the Company may be forced to modify or alter its business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition, and technology limitations, among others. Such modifications may pose additional delays in achieving the Company’s goals which may have a material adverse effect on the Company.

If the Company is unable to develop its own sales, marketing and distribution capabilities, or if it is not successful in contracting with qualified third parties for these services on favorable terms, or at all, revenues from product sales could be limited.

To commercialize the Company’s products successfully requires robust capabilities internally in addition to collaboration with third parties that can perform these services. In the process of commercializing the Company’s products, the Company may not be able to secure the necessary experienced personnel and build sales, marketing and distribution operations capable of successfully launching new products and generating sufficient product revenues. In addition, establishing such operations takes time and involves significant expense.

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

In addition, any revenues the Company receives would depend upon its partners’ efforts which may not be adequate due to lack of attention or resource commitments, management turnover, and change of strategic focus, further business combinations or other factors outside of its control. Depending upon the terms of the Company’s agreements, this remedies the Company against an under-performing partner may be limited. If the Company were to terminate the relationship, it may be difficult or impossible to find a replacement partner on acceptable terms, or at all.

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

Additionally, the Company’s products may require regulatory clearances and approvals from jurisdictions outside the United States. The Company may be subject to and required to comply with local regulatory requirements before selling its products in those jurisdictions. The Company is not certain that it will be able to obtain these clearances or approvals or compliance requirements on a timely basis, or at all.

The Company has historically sold its products to customers outside the U.S. and may sell products outside of the United States in the future. As a result, the Company’s business is exposed to risks inherent in international operations. These risks, which can vary substantially by location, include the following:

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

The Company engages third parties to manufacture its products in sufficient quantities and on a timely basis, while maintaining product quality, acceptable manufacturing costs and complying with regulatory requirements. The Company is subject to the impact of changes to minimum order quantities and cost increases, including raw materials, labor and utilities incurred by its contract manufacturers. The Company experienced contract manufacturer related cost increases during the COVID-19 pandemic and from subsequent inflationary pressures in 2023. In determining the required quantities of its products and the manufacturing schedule, the Company must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between the Company’s estimates and the actual amounts of products it requires. If the Company is unable to obtain from one or more of its vendors the needed materials or components that meet our specifications on commercially reasonable terms, or at all, the Company may not be able to meet the demand for its products. It may be difficult to find alternate suppliers in a timely manner and on terms acceptable to the Company, however, the Company believes that there are alternative sources, suppliers and manufacturers available for its products in the event of a termination or a disagreement with any current vendor.

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

During the years ended December 31, 2023 and 2022, the Company’s billings were derived from a limited number of individual customers and distributors. During the years ended December 31, 2023 and 2022, the Company had one customer who accounted for approximately 50% and 57% of the Company’s sales respectively. One other customer accounted for 13% of revenue during the year ended December 31, 2023. Customers may stop purchasing the Company’s products with little or no warning. Loss of customers may have an immediate adverse effect on the Company’s financial results.

If customers do not accept the Company’s products or delay in deciding whether to recommend the Company’s products, its business, financial condition and results of operations may be adversely affected.

The Company’s business model depends on its ability to sell its products. Third party brokers play an important role in the sales of the Viactiv line of supplements since the majority of these sales are made through traditional retailers. The Company utilizes these brokers to sell to retail customers and distributors rather than employing an internal sales force. The Company cannot make assurances that these brokers will be successful in selling its products to traditional retail customers or distributors. In addition, acceptance of the Company’s products greatly benefits from physicians who understand and appreciate the benefits of Viactiv, Lumega-Z and GlaucoCetin and recommend them to their patients. The Company cannot make assurances that physicians will integrate its products into their treatment plans or patient recommendations. Achieving market acceptance for the Company’s products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the healthcare industry. If the Company fails to achieve broad acceptance of its products by physicians, and other healthcare professionals, or if the Company fails to position its products as effective health remedies, the Company’s business, financial condition, and results of operations may be adversely affected.

The Company is highly dependent upon consumers’ perception of the safety and quality of its products as well as similar products distributed by other companies in its industry, and adverse publicity and negative public perception regarding particular ingredients or products or the Company’s industry in general could limit the Company’s ability to increase revenue and grow its business.

Decisions about purchasing made by consumers of the Company’s products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the Company’s industry in general. This negative public perception may include publicity regarding the legality, efficacy or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve the Company. The Company is highly dependent upon consumers’ perception of the safety, efficacy and quality of its products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on the Company, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of the Company’s industry and/or the healthy foods channel. Adverse publicity may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

If the Company is deemed to infringe on the proprietary rights of third parties, it could incur unanticipated expense and be prevented from providing its products.

The Company could be subject to intellectual property infringement claims as the number of its competitors grows and if its products or the functionality of its products overlap with patents of the Company’s competitors. While the Company does not believe that it has infringed or is infringing on any proprietary rights of third parties, the Company cannot make assurances that infringement claims will not be asserted against it or that those claims will be unsuccessful. The Company could incur substantial costs and diversion of management resources defending any infringement claims whether or not such claims are ultimately successful. Furthermore, a party making a claim against the Company could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block the Company’s ability to provide products. In addition, the Company cannot make assurances that licenses for any intellectual property of third parties that might be required for its products will be available on commercially reasonable terms, or at all.

The Company’s business depends on its intellectual property rights, and if it is unable to protect them, its competitive position may suffer.

Protecting the Company’s intellectual property rights is critical to its continued success and its ability to maintain its competitive position. The Company’s goal is to protect its proprietary rights through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. The Company generally enters into non-disclosure agreements with its employees and consultants and limits access to its trade secrets and technology. The Company cannot make assurances that the steps it has taken will prevent misappropriation of its intellectual property. Misappropriation of the Company’s intellectual property would have an adverse effect on its competitive position.

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

The Company relies on its executive leadership team to drive business growth and attract and retain quality employees. There is no assurance that the Company will be able to attract and retain quality executives and managers and integrate those individuals into the Company’s management system. Without experienced and talented management and employees, the growth of the Company’s business may be adversely impacted.

The Company’s ability to attract and retain qualified members for its board of directors may be impacted due to new potential rules of national securities exchanges.

Nasdaq has adopted listing rules related to board diversity and disclosure, which require all companies listed on Nasdaq’s U.S. exchanges to publicly disclose consistent, transparent diversity statistics regarding their board of directors. Additionally, the rules require most Nasdaq-listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an underrepresented minority or LGBTQ+.

Failure to achieve designated minimum gender and diversity levels in a timely manner exposes such companies to financial penalties and reputational harm. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet Nasdaq rules, which may expose us to penalties and/or reputational harm.

Risk Factors Relating to the Proposal to Approve the Transaction to Sell Activ

If we fail to complete the Transaction, our business may be harmed

We cannot provide assurances that the Transaction will be completed. The closing of the Transaction is subject to a number of conditions, including but not limited to our obtaining stockholder approval of the Purchase Agreement and the absence of a material adverse effect on Activ’s business. If the Transaction is terminated because (a) the Board fails to recommend the Purchase Agreement to our stockholders in a way that is not materially adverse to Doctor’s Best or otherwise recommends a separate acquisition proposal, or (b) certain other triggering events occur, then we will be required to pay to Doctor’s Best a termination fee of $688,000.

As a result of our announcement of the Transaction, third parties may be unwilling to enter into material agreements with us. New or existing customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such relationships with our competitors are likely to be more stable in the long-term. If we fail to complete the Transaction, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition. In addition, if the Transaction is not completed, the market price for our common stock may decline.

Our announcement of the Transaction may cause employees working for us to become concerned about the future of the business and lose focus or seek other employment.

In addition, if the Transaction is not completed, our directors, executive officers and other employees will have expended extensive time and effort and experienced significant distractions from their work during the pendency of the Transaction and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

If the Transaction is not completed, we may explore other potential transactions involving the Company, in whole or in part. The terms of an alternative transaction may be less favorable to us than the terms of the Transaction and there can be no assurance that we will be able to reach agreement with or complete an alternative transaction with another party.

The amount of net proceeds that we will receive from the Transaction is subject to uncertainties.

We will receive aggregate cash consideration of $17,200,000, subject to certain upward adjustments related to cash holdings and working capital in excess of a target of $3,677,000, certain downward adjustments related to indebtedness, unpaid transaction expenses, and working capital below a target of $3,677,000. However, there can be no assurance that our closing working capital will be at or above the target of $3,677,000. If the adjustment amount, as finally determined, is less than the estimated adjustment amount plus $100,000, Doctor’s Best will receive from the escrow fund the amount of such shortfall. If the adjustment amount, as finally determined, equals or exceeds the estimated adjustment amount plus $100,000, Doctor’s Best will pay us any excess in an amount not to exceed $225,000. The amount of our working capital at any given point in time is dependent upon a number of factors beyond our control. For example, the timing of cash payments for purchases and receipts for accounts receivable cannot be predicted precisely, our inventory levels vary according to customer orders and prepayments and accruals fluctuate throughout the year. We may also have unforeseen liabilities and expenses that must be satisfied from the after-tax net proceeds of the Transaction. As a result, the amount of the net proceeds from the Transaction is subject to substantial uncertainty, and it is possible that the net proceeds from the Transaction will be materially less than we expect. Additionally, if the adjustment amount, as finally determined, is less than the estimated adjustment amount plus $100,000, Doctor’s Best will receive from the escrow fund the amount of such shortfall. If the adjustment amount, as finally determined, equals or exceeds the estimated adjustment amount plus $100,000, Doctor’s Best will pay us any excess in an amount not to exceed $225,000. Further, the amount of any distribution from the proceeds of the Transaction may be reduced due to the option of the Series A Warrant holders to exercise their respective repurchase rights to cause the Company to repurchase such warrants from the holders for cash.

The Purchase Agreement limits our ability to pursue alternatives to the Transaction.

The Purchase Agreement contains provisions that make it more difficult for us to sell our business to any party other than Doctor’s Best. These provisions include the prohibition on our ability to solicit competing proposals, the requirement that we pay a termination fee to Doctor’s Best if the Purchase Agreement is terminated in specified circumstances, and Doctor’s Best’s right to be advised of competing proposals and to submit revised proposals for consideration. These provisions could discourage a third party that might have an interest in acquiring Activ from considering or proposing an alternative transaction and could make it more difficult for us to complete an alternative business combination transaction with another party.

If the Transaction is approved and consummated, Nasdaq may delist our shares from trading on its exchange, which could limit our stockholders’ ability to make transactions in our shares and subject us to additional trading restrictions.

We are required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our shares on Nasdaq. Such continued listing requirements for our shares include, among other things, having at least 300 shareholders, 500,000 publicly held shares and a market value of our listed publicly held shares of $1 million. In addition, a Nasdaq-listed company must meet at least one of the following standards: (i) stockholders equity of at least $2.5 million; (ii) market value of listed shares of at least $35 million; or (iii) net income from continuing operations of $500,000 in the latest fiscal year or in two of the last three fiscal years. We cannot assure you that our shares will be able to meet any of Nasdaq’s continued listing requirements. If our shares do not meet the Nasdaq’s continued listing requirements, Nasdaq may delist our shares from trading on its exchange, which could limit investors’ ability to make transactions in our shares and subject us to additional trading restrictions.

If our shares do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our shares from trading on its exchange. If Nasdaq delists any of our shares from trading on its exchange and we are not able to list such shares on another approved national securities exchange, we expect that such shares could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our shares, (ii) reduced liquidity for our shares, (iii) a determination that our shares are “penny stocks” which will require brokers trading in our shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our shares, (iv) a decreased ability to issue additional shares or obtain additional financing in the future, (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination, (vi) our ability to complete an initial business combination with a target company contemplating a Nasdaq listing, and (vii) a limited amount of news and analyst coverage.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as covered securities. Our shares qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our shares would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our shares.

If we are delisted from Nasdaq, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore potentially experience more price volatility than our common stock experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock and warrants would likely be significantly adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

Even if our stockholders approve the Transaction, Doctor’s Best may be unable to secure the necessary cash to fund the purchase price.

Doctor’s Best has represented to the Company in the Purchase Agreement that it will be able to fund the cash purchase price at closing. In order to mitigate any risk associated with Doctor’s Best’s ability to fund the closing purchase price, the Company and Doctor’s Best agreed in the Purchase Agreement, among other things, that Doctor’s Best would deliver (i) at signing, a consent of MUFG Union Bank to the transaction with MUFG Union Bank’s approval of the draw to fund the purchase price (the “MUFG Consent”) in a form satisfactory to the Company, and (ii) a weekly certificate during the interim period from the signing of the Purchase Agreement to the closing of the Transaction pursuant to which the Chief Financial Officer of Doctor’s Best must certify that Doctor’s Best has adequate capacity under its credit facility to fund the purchase price (the “Weekly Certificate”). Doctor’s Best failed to deliver the MUFG Consent at signing but has since delivered a MUFG Consent on February 29, 2024. Doctor’s Best failed to deliver the first Weekly Certificate when required but has complied with its obligations since that time.

Further, Doctor’s Best has indicated to the Company’s management and advisors that it may utilize cash from its parent-group entities in China in order to fund the purchase price. Approvals from or registration with appropriate government and regulatory authorities may be required with respect to remitting cash out of China and/or converting any cash from China into United States dollars. Doctor’s Best is required to pay the cash purchase price at closing in order for the Transaction to be completed, subject to a thirty (30) day cure period. As a result of its potential financing uncertainty, if Doctor’s Best is unable to obtain or utilize its financing options in the United States, its ability to pay the cash purchase price may be delayed or inhibited. Under the Purchase Agreement, if the Company terminates the Purchase Agreement due to Doctor’s Best’s failure to fund the cash purchase price at closing, then the parties are obligated to release $1,700,000, representing the full amount held in escrow, plus any interest and earnings accrued thereon, to the Company.

The Company will not have any material business assets following the consummation of the Transaction.

The Viactiv® brand and business accounted for 97.2 and 96.3% of our revenues during the years ended December 31, 2023 and 2022, respectively. As a result, the sale of Activ to Doctor’s Best constitutes a sale of substantially all of our assets and revenue-generating operations. Following the consummation of the Transaction, the remaining business of the Company will not be material.

Risk Factors Related to the Plan of Dissolution

If our stockholders vote against the Plan of Dissolution proposal, our business could be harmed, and our stockholders could face adverse tax consequences.

If we do not obtain stockholder approval of the Plan of Dissolution proposal, we would have to continue its business operations despite the sale of substantially all of our assets and our announced Dissolution. Assuming the completion of the Transaction, our remaining business assets would not be material and as a result we would have limited assets with which to generate operating revenue and likely will have retained only those employees required to wind-up our corporate existence. Further, we do not intend to invest in another operating business following the closing of the Transaction. Further, our stockholders could incur an increased stockholder-level tax liability from any distribution made outside the Plan of Dissolution.

We cannot determine at this time the exact amount or timing of any distributions to stockholders because there are many factors, some of which are outside of our control, which could affect our ability to make such distributions in the future.

If the Transaction is approved, we expects to receive aggregate cash consideration of $17,200,000, subject to certain upward adjustments related to cash holdings and working capital in excess of a target of $3,677,000, certain downward adjustments related to indebtedness, unpaid transaction expenses, and working capital below a target of $3,677,000. However, there can be no assurance that our closing working capital will be at or above the target of $3,677,000. If the adjustment amount, as finally determined, is less than the estimated adjustment amount plus $100,000, Doctor’s Best will receive from the escrow fund the amount of such shortfall. If the adjustment amount, as finally determined, equals or exceeds the estimated adjustment amount plus $100,000, Doctor’s Best will pay us any excess in an amount not to exceed $225,000 (see the Risk Factor subsection entitled The amount of net proceeds that we will receive from the Transaction is subject to uncertainties).

Assuming the Plan of Dissolution is approved by stockholders, and subject to the possibility that the Board abandons or delays the effectiveness of the Plan of Dissolution in favor of a separate subsequent transaction involving the Company that the Board determines to be in the best interest of the Company and its stockholders, we plan to distribute, in an initial distribution (with potential subsequent distributions thereafter), a portion of the net proceeds from the Transaction, which may include a portion of the Company’s other cash on its balance sheet, subject to the Company’s obligations to warrant holders and a contingency reserve for remaining costs and liabilities, after the filing of the Certificate of Dissolution with the Delaware Secretary of State. The amount and timing of the distributions to stockholders will be determined by the Board in its sole discretion, subject to the provisions of the Plan of Dissolution. Subsequent distributions would be made in such amounts and at such times as determined by the Board in its sole discretion in accordance with the Plan of Dissolution. However, there can be no assurance as to the timing and amount of distributions to stockholders, even if all of our remaining assets are sold because there are many factors, some of which are outside of our control, that could affect our ability to make such distributions in the future. Further, the Board may, in its sole discretion, take into account the timing of liquidating distributions or potential transactions when determining whether to make a distribution to stockholders following the consummation of the Transaction, if approved. If the Board, in its sole discretion, determines to promptly proceed with liquidating the Company’s assets pursuant to the Plan of Dissolution, if approved, then the Board may, in its sole discretion, elect not to proceed with initial distributions prior to such liquidating distributions due to the administrative costs and burdens involved. However, if the Board expects to engage in a potential transaction following the consummation of the Transaction, if approved, rather than proceeding with the dissolution of the Company, the Board may elect, in its sole discretion, to make interim distributions to the Company’s stockholders.

If stockholders do not approve the Plan of Dissolution, the Company will seek to complete the Transaction, if the Transaction is approved by the stockholders and the other conditions to closing set forth in the Purchase Agreement are satisfied or waived. In that event, the Company will have transferred substantially all of its operating assets to Doctor’s Best and will have limited operations and working capital resources to generate revenue. With limited operations and working capital resources with which to generate revenues and no Plan of Dissolution approved, The Company anticipates that it would use its cash to pay ongoing operating expenses, and the Board would determine whether to make any distributions to stockholders. The Board would have to evaluate the alternatives available to the Company, including, among other things, the possibility of investing the cash received from the Transaction in another operating business, engage in a reverse merger or recapitalization or other strategic transaction. In the event that we make a distribution outside of the Plan of Dissolution, our stockholders could incur an increased stockholder-level tax liability from such distribution (see the section entitled Material United States Federal Income Tax Consequences to Company Stockholders).

In addition, we will continue to incur claims, liabilities and expenses from operations (including various operating costs, salaries, directors and officers insurance, payroll and local taxes, legal and accounting fees, and miscellaneous office and operating expenses) as we seek to close the Transaction and effect the Dissolution. Our estimates regarding our expense levels may be inaccurate. Any unexpected claims, liabilities or expenses that arise prior to the liquidation and final dissolution of the Company or any claims, liabilities or expenses that exceed our estimates could leave us with less cash than is necessary to pay liabilities and expenses and would likely reduce the amount of cash available for ultimate distribution to our stockholders. Further, if cash to be received from the sale of our remaining assets is not adequate to provide for all of our obligations, liabilities, expenses and claims, we will not be able to distribute any amount at our stockholders. Further, the amount of any distribution from the proceeds of the Transaction may be reduced due to the option of the Series A Warrant holders to exercise their respective repurchase rights to cause the Company to repurchase such warrants from the holders for cash.

For the foregoing reasons, there can be no assurance as to the timing and amount of distributions to stockholders, even if all of our remaining asset are sold or otherwise disposed of; provided that the Company must complete the distribution of all of its properties and assets to its stockholders as provided in the Plan of Distribution as soon as practicable following the filing of the Certificate of Dissolution with the Delaware Secretary of State and in any event on or before the tenth anniversary of such filing.

Our Board may abandon or delay implementation of the Plan of Dissolution even if it is approved by our stockholders.

Our Board has adopted and approved a Plan of Dissolution for the Dissolution of the Company following the closing of the Transaction. Even if the Plan of Dissolution proposal is approved by our stockholders, the Board has reserved the right, in its sole discretion, to abandon or delay implementation of the Plan of Dissolution if as a result of the Plan of Dissolution (i) we would be insolvent or unable to pay our debts as they come due, (ii) we would have remaining liabilities in excess of the Company’s remaining assets, (iii) we would otherwise be unable to satisfy in full all valid claims against the Company (iv) the Board determined to invest the cash received from the Transaction in another operating business, or (v) the Board abandons or delays the effectiveness of the Plan of Dissolution in favor of a separate subsequent transaction involving the Company that the Board determines to be in the best interest of the Company and its stockholders. Following completion of the Transaction, we will continue to exist as a public company until we are dissolved. The Board may also conclude either that its fiduciary obligations require it to pursue business opportunities that present themselves or that abandoning the Plan of Dissolution is otherwise in our best interests and the best interests of our stockholders. If the Board elects to pursue any alternative to the Plan of Dissolution, the value of our common stock may decline.

Our stock transfer books will close on the date we file the Certificate of Dissolution with the Secretary of State of the State of Delaware, after which it will not be possible for stockholders to trade our stock.

We will close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Certificate of Dissolution with the Secretary of State of the State of Delaware, which is referred to herein as the final record date. Thereafter, certificates representing shares of our common stock will not be assignable or transferable on our books. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us shall be made solely to the stockholders of record at the close of business on the final record date.

We will continue to incur claims, liabilities and expenses and a delay in the consummation of the Transaction and/or Dissolution will reduce the amount available for distribution to stockholders.

Claims, liabilities and expenses from operations, such as operating costs, salaries, insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders.

If the Company is not dissolved, the SEC could classify the Company as a shell company, which could result in certain negative consequences, including a delisting of our common stock on Nasdaq.

If the Plan of Dissolution is not approved and/or the Company is not dissolved, then the SEC could take the position that the Company is a shell company. Recently, the SEC has exercised heightened scrutiny in classifying companies as “shell companies” under Rule 405 of the Securities Act. This classification by the SEC would prohibit the Company from using Form S-3 “shelf registration” to register securities for public offerings until 12 months after it has ceased to be a shell company. Further, the Company would no longer be able to use Rule 144 for 12 months after it ceases to be a shell company, among other rules and regulations of which we would not be able to take advantage. Shell company status could dissuade certain parties from looking to acquire the Company in a change in control transaction in an effort to avoid SEC scrutiny and potentially onerous reporting requirements. In addition to the scrutiny and obligations the Company would have pursuant to federal securities laws and regulations as a result of such a classification by the SEC, we could be delisted from Nasdaq.

We are required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our securities include, among other things, having at least 300 shareholders, 500,000 publicly held shares and a market value of our listed publicly held securities of $1 million. We cannot assure you that our shares will be able to meet any of Nasdaq’s continued listing requirements. If our securities do not meet the Nasdaq’s continued listing requirements, including as a result of the Company’s potential shell company status following the consummation of the Transaction, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another approved national securities exchange, we expect that such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our shares are “penny stocks” which will require brokers trading in our shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination, (vi) our ability to complete an initial business combination with a target company contemplating a Nasdaq listing, including the Business Combination and (vii) a limited amount of news and analyst coverage.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as covered securities. Our shares qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities under each states respective “blue sky” securities laws.

If stockholders do not approve the Plan of Dissolution, the Company will still seek to complete the Transaction, if the Transaction is approved by the stockholders and the other conditions to closing set forth in the Purchase Agreement are satisfied or waived, in which case any distribution to our stockholders may be reduced or eliminated.

In the event that our stockholders do not approve the Plan of Dissolution, we will still seek to complete the Transaction, if the Transaction is approved by the stockholders and the other conditions to closing set forth in the Purchase Agreement are satisfied or waived. In that event, the Company will have transferred substantially all of its operating assets to Doctor’s Best and will have limited operations and working capital resources to generate revenue and to fund its ongoing expenses. With limited assets with which to generate revenues and no Plan of Dissolution approved, the Company anticipates that it would use its cash to pay ongoing operating expenses, and the Board would determine whether to make any distributions to stockholders. The Board would have to evaluate the alternatives available to the Company, including, among other things, acquiring other businesses, investing the cash received from the Transaction in another operating business, or engaging in a subsequent reverse merger or recapitalization or similar transaction. In the event that we make a distribution outside of the Plan of Dissolution, our stockholders could incur an increased stockholder-level tax liability from such distribution.

If our warrant holders exercise their respective put rights triggered by the Transaction being deemed a fundamental transaction under our Series A Warrants, we will be obligated to pay such exercising holders’ cash, which would reduce the amount each Company stockholder would receive from a liquidating distribution.

In connection with our February 2022 public offering, we issued the Series A Warrants to purchase shares of our common stock. Such warrants contain a provision which provides that in the event of a fundamental transaction, such as a change-in-control transaction or sale of all or substantially all of the Company’s assets, the holder has the option, exercisable at any time concurrently with, or within 30 days after the consummation of the fundamental transaction, to cause the Company to repurchase such warrants from the holders for cash in an amount equal to the Black-Scholes value of such warrant calculated in accordance with the terms of the warrant.

We currently estimate that the liability to the Company associated with these warrants based on information currently available to the Company is approximately $5,100,000. That amount could increase or decrease based on a number of factors that are outside the control of the Company. Such factors include, among others, the trading and price volatility of our common stock, the number of warrant holders that may elect to exercise their warrants in accordance with their terms prior to the closing of the Transaction and forego their put rights, and the number of warrant holders that exercise their put rights in accordance with the terms of the warrants. To the extent that this obligation is triggered and exercised by the warrant holders, the Company would need to make such payments out of its available cash and/or the Transaction proceeds, and any such payments would reduce the amount each stockholder would be able to receive from any liquidating distributions.

Such warrant holders are also able to exercise their warrants in exchange for common stock of the Company. Any such exercise would decrease the aforementioned liability of the Company but would result in dilution to the common stock held by all other stockholders.

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

As a participant in the healthcare industry, the Company’s operations and relationships, and those of the Company’s customers, are regulated by a number of federal, state, local, and foreign governmental entities with oversight of various aspects of product manufacture, distribution, sale, and use. The regulations are very complex, have become more stringent over time, and are subject to changing and varying interpretations. Regulatory restrictions or changes could limit the Company’s ability to carry on or expand its operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other federal and state governmental agencies regulate numerous elements of the Company’s business, including:

●	product formulation and development;
●	pre-clinical and clinical testing;
●	product labels and labeling;
●	establishment registration and product listing;
●	product safety, including product recalls or other field-safety actions;
●	manufacturing, testing, packaging, storage, distribution;
●	premarket approval or authorization (as applicable);
●	record keeping procedures;
●	marketing, sales, advertising and promotion;
●	post-market surveillance, including reporting of adverse events; and
●	product import and export.

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

The Company’s business depends on the development, use and ultimate sale of products that are subject to FDA regulation. Under the FDCA and other laws, the Company is prohibited from promoting its nutritional products for treatment of a condition or disease. The Company’s promotional materials and marketing activities must comply with FDCA, FTCA, and other applicable laws and regulations, including laws and regulations prohibiting marketing claims that promote the use of the Company’s products outside of their intended use as supplements or foods (i.e., as a drug) or that make false or misleading statements. The FDA also could conclude that a performance claim is misleading if it determines that there are inadequate non-clinical and/or clinical data supporting the claim.

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

While the Company believes Lumega-Z® to be medical food and not a drug, it is only available under the supervision of a physician. While not available in pharmacies, the Company is mindful that the act of physicians prescribing, particularly if conducted across state lines, could potentially be subject to certain pharmacy regulations. Each state has its own regulations concerning physician dispensing, restrictions on the corporate practice of medicine, anti-kickback and false claims. In addition, each state has a board of pharmacy that regulates the sale and distribution of drugs and other therapeutic agents. Some states require a physician to obtain a license to dispense prescription products. While the Company does not believe these pharmacy requirements are applicable, should a pharmacy board or medical board determine otherwise, there can be no assurance that the Company will be able to comply with the regulations of particular states into which the Company currently does business or may expand, or that we will be able to maintain compliance with the states in which we currently distribute our products.

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

Risks Related to the Company’s Common Stock

Please see “Risk Factors Relating to the Proposal to Approve the Transaction” and “Risk Factors Related to the Plan of Dissolution” above.

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

The Company’s stock price has fluctuated in the past, has been and may be volatile. The Company may incur rapid and substantial increases or decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. As a result of volatility, investors may experience losses on their investment in the Company’s common stock. The market price for the Company’s common stock may be influenced by many factors, including the following:

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

Additionally, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While the Company has no reason to believe its shares would be the target of a short squeeze, there can be no assurance that the Company will not, in the future be subject to a short squeeze and you may lose a significant portion or all of your investment if you purchase the Company’s shares at a rate that is significantly disconnected from its underlying value.

The Company does not intend to pay cash dividends to its stockholders, so you may not receive any return on your investment in the Company prior to selling your interest in the Company.

The Company has never paid any dividends to its common stockholders and does not expect to pay any cash dividends in the foreseeable future. If the Company determines that it will pay cash dividends to the holders of its common stock, it cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in the Company will likely depend entirely upon any future appreciation. As a result, you will not receive any return on your investment prior to selling your shares in the Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in the Company.

The Company may require additional capital in the future to support its operations, and this capital has not always been readily available.

The Company may require additional debt or equity financing to fund its operations, including, but not limited to, working capital. The Company’s limited operating history since its acquisition of Activ, which fundamentally changed its business, may make it difficult to evaluate the Company’s current business model and future prospects. Accordingly, investors should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, as the Company has, in fact, encountered. Potential investors should carefully consider the risks and uncertainties that a new company with a limited operating history and with limited funds, will face. In particular, while the Company does not have current plans to re-prioritize its business plan, potential investors should consider that there is a significant risk that the Company will not be able to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our Board of Directors is responsible for overseeing our risk management and strategy and cybersecurity is a critical element of this strategy. Management is responsible for the day-to-day administration of our risk management strategy and our cybersecurity policies, processes, and practices. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our operations, business strategy, results of operations or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, refer to Part I, Item 1A. Risk Factors for additional information about cybersecurity risks and potential related impacts on our Company.

Cybersecurity Insurance and Internal Audits

The annual renewal of our cybersecurity insurance policy includes an internal audit of cybersecurity defense, response, recovery, and remediation protocols. The independent third-party audit is based on criteria designed to meet cybersecurity industry standards.

Employee Awareness and Compliance

Our IT policies including cybersecurity have been developed in conjunction with independent third parties that specialize in cybersecurity, cloud, and digital infrastructure. The policies include employee security awareness, employee onboarding and offboarding, incident response protocols, business continuity including backup protocols, and disaster recovery. Dedicated Company IT personnel supported by independent third-party cybersecurity resources are responsible for implementing and monitoring cybersecurity measures, conducting risk assessments, and ensuring compliance with regulatory requirements. The IT team regularly attends webinars providing cybersecurity training and industry updates to stay abreast of trends and apply learning throughout the Company.

We implement ongoing employee cybersecurity awareness programs across the Company. The programs include cybersecurity best practices, phishing simulation exercises and targeted communication campaigns. Mandatory annual cyber awareness employee training developed by a third-party specialist is conducted to enhance management’s ability to detect and respond to cyber threats. The online training includes a system for scoring and reporting on the program’s efficacy to enable improvements to be made to subsequent training modules.

Data Protection, Endpoint Management and Threat Intelligence

Encryption protocols have been implemented to safeguard sensitive data. They include the protection of data both at rest and during transmission. We manage access controls to restrict data acquisition and system entry to authorized personnel only and enforce compliance with pre-set permission levels via Microsoft systems. We work with a third-party IT resource with an endpoint management system to monitor and secure all endpoints within the Company’s cloud-based network and invest in continuous threat intelligence resources and technologies to detect, analyze, and respond to emerging cyber threats.

Cyberattack Response

The Company’s cyberattack response plan has been developed in conjunction with independent third parties that specialize in cybersecurity, cloud, and digital infrastructure. The plan includes incident response protocols, disaster recovery strategies, business continuity measures, stakeholder communication and SEC compliance reporting. Simulated cyberattacks are conducted to assess the efficacy of the cyberattack response plan and identify areas of potential risk. Regularly scheduled cybersecurity initiatives include penetration testing to proactively identify and address vulnerabilities in the Company’s systems. Each penetration test is documented and reported. Post-test actions are implemented to drive continuous improvement across our systems.

Cybersecurity Governance

Cybersecurity is a key priority at the board level. Our Board of Directors provides governance of cyber-related risk management by establishing management and oversight expectations. The Board approves cybersecurity policies, including the annual cybersecurity insurance policy, and ensures regulatory compliance with the policies.

The Board of Directors facilitates ongoing information exchange, including updates on SEC requirements for reporting on cybersecurity risk management and improving and standardizing disclosures related to cybersecurity incidents. Management regularly updates the Board on IT matters, including cybersecurity.

ITEM 2. PROPERTIES

Our corporate address is 2925 Richmond Avenue, Suite 1200, Houston, Texas 77098. Our corporate offices are rented on a month-to-month basis at a current rent of approximately $3,000 per month. This facility will be adequate for the needs of the Company during the foreseeable future.

In connection with the operations of VectorVision, we had a lease agreement for 5,000 square feet of office and warehouse space which commenced October 1, 2017 and continued through February 2023, at which point the lease expired and the Company vacated the leased premises.

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

Stockholders

As of December 31, 2023, there were approximately 80 record holders of the Company’s common stock. The actual number of holders of the Company’s common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

The Company has not declared nor paid any cash dividend on its common stock, and the Company does not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on its common stock will be made by the Company’s board of directors, in its discretion, and will depend on the Company’s financial condition, results of operations, capital requirements and other factors that its board of directors considers significant.

Trading Arrangement

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. As of December 31, 2023, the Company did not have a “Rule 10b5-1 trading arrangement” in effect with respect to its securities.

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

Overview

We are a clinical nutrition company that develops and distributes clinically supported dietary supplements and medical foods. The Company offers a portfolio of science-based, clinically supported products designed to support consumers, healthcare professionals and providers, and their patients by supporting bone health, eye health, cardiovascular health, and brain health through nutrients such as Calcium, Vitamin D, Vitamin K, Carotenoids, and Omega-3s.

In June 2021, the Company acquired Activ Nutritional, LLC (“Activ” or “Viactiv” as the context requires), the owner and distributor of the Viactiv® line of supplements for bone health and other applications. The acquisition and integration of the Viactiv line of products changed our financial position, market profile and brand and operating focus. The acquisition and integration of the Viactiv line of products changed our financial position, market profile and brand and operating focus, as more fully described below.

Recent Developments

Agreement to Sell Activ Nutritional, LLC

On January 30, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Doctor’s Best Inc., a Delaware corporation (“Doctor’s Best”), for the sale of all of the outstanding equity interests of Activ for the aggregate cash consideration of $17.2 million, of which $1.7 million was placed in a third-party escrow account pursuant to the terms of the Purchase Agreement. Activ is a wholly-owned subsidiary of Viactiv Nutritionals, Inc (“Viactiv”), a Delaware corporation, and Viactiv is a wholly-owned subsidiary of the Company. The sale of Activ, as contemplated by the Purchase Agreement (the “Transaction”), is conditioned upon receiving approval from our stockholders, and such approval is also required under Delaware law as the sale of Activ, which owns the Viactiv® brand and business and accounted for 97.2% and 96.3% of our revenues during the years ended December 31, 2023, and 2022, respectively, constitutes a sale of substantially all of our assets and revenue-generating operations. The Transaction contemplated by the Purchase Agreement is the result of a broad review of strategic alternatives by our board of directors (the “Board”). The Board has determined that it is advisable and in the best interests of the Company and the Company’s stockholders to approve the Transaction. In the event that the Transaction closes, the Company will be left with minimal operations.

Potential Dissolution

In the event that the Company’s stockholders approve the Transaction and the Transaction closes, Additionally, the Board has determined that it is advisable and in the best interests of the Company and the Company’s stockholders to approve a voluntary dissolution and liquidation of the Company (the “Dissolution”) pursuant to a plan of dissolution (the “Plan of Dissolution”), which, if approved, will authorize the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution, but subject to the Company’s ability to abandon or delay the Plan of Dissolution in the event that the Board determines that another transaction would be in the best interest of the Company’s stockholders and further in accordance with the terms thereof. Assuming the approval of the Dissolution by the Company’s stockholders, the decision of whether or not to proceed with the Dissolution and when to file the Certificate of Dissolution will be made by the Board in its sole discretion.

On March 15, 2024, the Company filed a Preliminary Proxy Statement with the United States Securities and Exchange Commission (the “SEC”) in order to solicit the approval of the Company’s stockholders in connection with the Transaction and the Dissolution.

Availability of Capital

We intend to complete the Transaction and the Dissolution as announced, in which case the Company will have no further need for capital. In the event that our stockholders do not approve the Plan of Dissolution, we will still seek to complete the Transaction, if the Transaction is approved by the stockholders and the other conditions to closing set forth in the Purchase Agreement are satisfied or waived. In that event, we will have transferred substantially all of our operating assets to Doctor’s Best and will have limited operations and working capital resources to generate revenue and to fund our ongoing expenses. With limited assets with which to generate revenues and no Plan of Dissolution approved, we anticipate that we would use our cash to pay ongoing operating expenses, and the Company’s Board of Directors would determine whether to make any distributions to stockholders. The alternatives available to the Company, may include, among other things, acquiring other businesses, investing the cash received from the Transaction in another operating business, or engaging in a subsequent reverse merger or recapitalization or similar transaction.

In the event that our stockholders do not approve the Plan of Dissolution but the Transaction is completed, the Company may seek to raise additional debt and/or equity capital to fund future operations and acquisitions as necessary, but there can be no assurances that we will be able to secure such additional financing in the amounts necessary to fully fund our operating requirements on acceptable terms or at all.

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

Revenue

During the year ended December 31, 2023, there was one customer that accounted for 50% of total revenue. During the year ended December 31, 2022, there was one customer that accounted for 57% of total revenue. One other customer accounted for 13% of revenue during the year ended December 31, 2023. No other customer accounted for more than 10% of total revenue for the year ended December 31, 2022.

Purchases from vendors

During the years ended December 31, 2023 and 2022, we utilized one manufacturer for most of the production and packaging of our clinical nutrition products. Total purchases from this manufacturer accounted for approximately 50% and 48% of all purchases for the years ended December 31 2023 and 2022, respectively. One other vendor accounted for 12% of purchases during the year ended December 31, 2023 however, no other vendor accounted for more than 10% for the year ended December 31, 2022.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. Sales transactions are reviewed to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable.

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

Recent Trends – Market Conditions

We, along with our suppliers, continue to experience significant broad-based inflation and labor cost pressures. We expect input cost inflation to continue through at least the remainder of 2024. The consequences of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may result in a higher cost of capital for the business and an increase in our operating expenses. There are signs that unit volume consumption is softening in recent vitamins, minerals, and supplements syndicated industry data. We believe that the impact of inflation-based cost increases on consumers’ purchasing power in combination with the implementation of higher retail prices across brands in the vitamins, minerals and supplements category is contributing to the softness.

Store traffic in the drug channel has declined due to a decrease in the number of people choosing to have a COVID- 19 shot. Lower footfall has reduced chainwide sales, including vitamins, minerals, and supplements. The legal cost of opioid settlements has also impacted drug retailers. In October 2023, Rite Aid filed for protection under Chapter 11 of the United States Bankruptcy Code and disclosed a restructuring plan which includes a phased approach to a significant store-closure program. We hope to identify new distribution opportunities to bridge any loss of distribution at Rite Aid and accelerate brand sales.

Plan of Operations

On January 30, 2024, the Company entered into the Purchase Agreement with Doctor’s Best for the sale of all of the outstanding equity interests of Activ, which owns the Viactiv® brand and business and accounted for 97.2% and 96.3% of our revenues during the years ended December 31, 2023 and 2022, respectively, for the aggregate cash consideration of $17.2 million, of which $1.7 million was placed in a third-party escrow account pursuant to the terms of the Purchase Agreement. Additionally, the Board has determined that it is advisable and in the best interests of the Company and the Company’s stockholders to approve a Plan of Dissolution, which, if approved, will authorize the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution, but subject to the Company’s ability to abandon or delay the Plan of Dissolution in accordance with the terms thereof. Assuming the approval of the Dissolution by the Company’s stockholders, the decision of whether or not to proceed with the Dissolution and when to file the Certificate of Dissolution will be made by the Board in its sole discretion. In the event that the Transaction closes, the Company will be left with minimal operations.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022	Change
Revenue	$12,248,550	$11,049,772	$1,198,778	11%
Cost of goods sold	6,854,033	6,529,385	324,648	5%
Gross Profit	5,394,517	4,520,387	874,130	19%
Operating Expenses:
Research and development	150,684	193,800	(43,116)	(22)%
Sales and marketing	1,704,680	2,069,660	(364,980)	(18)%
General and administrative	7,875,471	9,602,244	(1,726,773)	(18)%
Impairment of Intangible assets	-	10,065,833	(10,065,833)	(100)%
Loss on disposal of equipment	-	9,448	(9,448)	(100)%
Total Operating Expenses	9,730,834	21,940,985	(12,210,151)	(56)%
Loss from Operations	(4,336,317)	(17,420,598)	(13,084,281)	(75)%
Other Income (Expense):
Change in fair value of warrant derivative liability	3,984,900	2,345,800	1,639,100	70%
Disposal of VectorVision subsidiary	129,930	-	129,930	-
Interest income	379,520	152,570	226,950	149%
Total other income	4,494,350	2,498,370	1,995,980	80%
Net income (loss)	158,033	(14,922,228)	15,080,261	101%
Preferred stock deemed dividend	-	941,585	(941,585)	(100)%
Net income (loss) available to common stockholders	$158,033	$(15,863,813)	$16,021,846	101%

Revenue

For the year ended December 31, 2023, revenue from product sales was $12,248,550, as compared to revenue of $11,049,772 for the year ended December 31, 2022, reflecting an increase of $1,198,778, or 11%. The increase is primarily driven by the revenue of $11,907,867 generated during the year ended December 31, 2023, by e-commerce sales of our Viactiv product line.

Cost of Goods Sold

For the year ended December 31, 2023, cost of goods sold was $6,854,033, as compared to cost of goods sold of $6,529,385 for the year ended December 31, 2022, reflecting an increase of $324,648, or 5%. This increase was primarily driven by e-commerce sales related to our Viactiv product line.

Gross Profit

For the year ended December 31, 2023, gross profit was $5,394,517, as compared to gross profit of $4,520,387 for the year ended December 31, 2022, reflecting an increase of $874,130 or 19% driven by the increase of our e-commerce sales. Gross profit margin was 44% and 41% of revenues for the years ended December 31, 2023 and 2022, respectively. Approximately $5,313,785 or 99% of the 2023 versus $4,459,419 or 99% of the 2022 gross profit was generated from the sale of the Viactiv products.

Research and Development

For the year ended December 31, 2023, research and development costs were $150,684, as compared to research and development costs of $193,800 for the year ended December 31, 2022, reflecting a decrease of $43,116 or 22%. The decrease was primarily due to higher costs in 2022 for clinical studies that were not incurred in 2023. Research and development costs during the year, ended December 31, 2023, and 2022 consisted primarily of clinical studies related to the Company’s clinical nutrition products.

Sales and Marketing

For the year ended December 31, 2023, sales and marketing expenses were $1,704,680, as compared to sales and marketing expenses of $2,069,660 for the year ended December 31, 2022. The decrease in sales and marketing expenses of $364,980, or 18%, in 2023 as compared to 2022 was primarily due to the increased focus on targeted marketing expenditures related to the Company’s Viactiv line of products and increased fiscal discipline.

General and Administrative

For the year ended December 31, 2023, general and administrative expenses were $7,875,471, as compared to general and administrative expenses of $9,602,244 for the year ended December 31, 2022. The decrease of approximately $1,726,773, or 18%, compared to 2022 was primarily due to decreases in amortization of intangibles of $1,190,000, stock-based compensation of $295,645, consulting fees of $257,416, other professional fees of $201,917 and insurance expense of $132,881 offset by increases in legal fees of $217,507 and franchise tax expense of $196,838.

Disposal of VectorVision

During the year ended December 31, 2023, the Company sold all the outstanding capital stock of its wholly-owned subsidiary, VectorVision, and recorded a gain of $129,930.

Transaction Costs Related to Pending Disposition

For the year ended December 31, 2023, transaction costs related to pending dispositions were approximately $395,000, all of which relate to the potential sale of the Company’s wholly-owned subsidiary, Activ Nutritional LLC, the owner of the Viactiv brand and business. We did not have any transaction costs related to pending dispositions in 2022.

Impairment of Intangible Assets

On December 31, 2022, as a result of the widespread delays and disruptions in the supply chain impacting the global economic environment during 2022, the Company performed an impairment analysis of its intangible assets and determined its intangible assets to be fully impaired. As a result, the Company wrote-down the full $10,065,833 remaining value of the intangible assets as of December 31, 2022 through an impairment loss recognized on the consolidated statement of operations for the year ended December 31, 2022.

Change in Fair Value of Warrant Derivative Liability

For the year ended December 31, 2023, the change in fair value of warrant derivative liabilities was $3,984,900 as compared to $2,345,800 for the year ended December 31, 2022, a decrease of $1,639,100.

Net Income/Loss

For the year ended December 31, 2023, the Company generated net income of $158,033 compared to a net loss of $14,922,228 for the year ended December 31, 2022. The change of $15,080,261 for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to the 2022 intangible asset impairment charge of $10,065,833, the decrease in change in fair value of warrant liabilities of $1,639,100 and net reductions during 2023 of $1,726,773 in general and administrative costs as a result of cost-cutting initiatives.

Preferred Stock Deemed Dividend

As a result of the offering on November 29, 2022, the issuance of the Preferred Stock triggered a deemed dividend of approximately $942,000 which reduced the income available to common stockholders. The $942,000 was comprised of interest in the amount of $500,000, placement fees of $250,000, legal fees of $158,585, accounting fees of $30,500 and escrow agent fees $2,500. As the Company has an accumulated deficit balance, there was no overall impact to additional paid-in capital, as the deemed dividend was recorded as offsetting debit and credit entries to additional paid-in capital. Therefore, the amounts were not presented on the statement of stockholders’ equity.

Liquidity and Capital Resources

For the year ended December 31, 2023, the Company generated net income of $158,033 and used cash in operating activities of approximately $4,369,885. At December 31, 2023, the Company had cash and cash equivalents on hand of $6,359,646 and working capital of $10,565,898.

Considering the cash and cash equivalents on hand at December 31, 2023, management believes that the Company has the ability to fund operations in excess of one year from the date the Company’s 2023 financial statements are issued.

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

Sources and Uses of Cash

The following table sets forth the Company’s major sources and uses of cash for each of the following periods:

	December 31,
	2023	2022
Net cash used in operating activities	$(4,369,885)	$(7,446,812)
Net cash provided by investing activities	16,138	4,990,054
Net cash provided by (used in) financing activities	(5,192,097)	14,268,321
Net increase (decrease) in cash	$(9,545,844)	$11,811,563

Operating Activities

Net cash used in operating activities was $4,369,885 during the year ended December 31, 2023 as compared to $7,446,812 used in operating activities during the year ended December 31, 2022. The reduction in cash used in operating activities was primarily a result of inventory purchases in 2022 and the management of operating expenses in 2023.

Investing Activities

Net cash provided by investing activities was $16,138 for the year ended December 31, 2023, as compared to $4,990,054 for the year ended December 31, 2022.

Financing Activities

Net cash used in financing activities was $5,192,097 for the year ended December 31, 2023 and consisted of the repayment in full to the holders of the Preferred Stock of $5,250,000, offset by $57,903 of proceeds from the exercise of warrants. Net cash provided by financing activities was $14,268,321 for the year ended December 31, 2022 and consisted of the sale of common stock with net proceeds of $8,834,899, the sale of preferred stock with net proceeds of $4,308,415 and warrant exercises with proceeds of approximately $1,134,040.

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

PRINCIPAL COMMITMENTS

Executives

On May 27, 2023, the Board of Directors accepted the resignation of Bret Scholtes, the Company’s President and Chief Executive Officer, effective as of June 9, 2023. Mr. Scholtes also resigned from the Board, effective as of June 10, 2023. In connection with Mr. Scholtes’ resignation from the Board, the Board of Directors approved a reduction in the size of the Board to four directors.

On June 19, 2023, the Board of Directors appointed Jan Hall as the Company’s President and Chief Executive Officer, replacing Mr. Scholtes. The Company and Ms. Hall entered into an employment agreement pursuant to which Ms. Halls’ annual base salary is $370,000 and provides that Ms. Hall shall have an annual target cash bonus of no less than her base salary based on performance objectives determined by the Compensation Committee of the Board of Directors. With respect to the 2023 performance period, Ms. Hall’s annual bonus will be equal to either (i) her full target bonus, prorated based on a period commencing on June 19, 2023, or (ii) in the event there is a change in control of the Company that is consummated on or before March 31, 2024, $200,000, subject to remaining employed through the payment of her bonus (which may be up to 90 days following the change in control), compliance with her restrictive covenants, her execution and non-revocation of a general release of claims against the Company, and if requested, entering into any offer letter, restrictive covenant agreement and/or employment agreement with the buyer after being offered an opportunity to negotiate such agreements in good faith; provided, however, that in no event will she be entitled to both payments with respect to the 2023 performance period. In the event the Company terminates Ms. Hall’s employment without cause, she resigns for good reason or her employment is terminated by the Company following a change in control of the Company, subject to executing and not revoking a general release of claims against the Company and complying with her restrictive covenants, she will be entitled to (a) nine months of salary continuation, which is to be increased to twelve months if the qualifying termination of her employment occurs on or after June 19, 2024; (b) any unpaid annual bonus for the year prior to the year in which the termination of her employment occurs; (c) a prorated bonus for the year in which the termination of her employment occurs, based on actual performance; and (d) any salary earned and vested benefits accrued prior to Ms. Hall’s termination of employment.

On July 25, 2023, Jeffrey Benjamin, the Chief Accounting Officer and the Principal Financial Officer of the Company, provided the Company with notice of his resignation from his position as Chief Accounting Officer, which became effective July 25, 2023, and as an employee of the Company effective as of August 4, 2023.

On July 25, 2023, the Board of Directors approved the appointment of Katie Cox to replace Jeffrey Benjamin as the Company’s Chief Accounting Officer at an annual base salary of $225,000. Ms. Cox will also be eligible to participate in the Company’s benefit programs as may be offered from time to time to other similarly situated employees. Prior to her appointment as Chief Accounting Officer, Ms. Cox served as the Company’s Head of Financial Planning and Analysis since June 2022. On May 18, 2023, Ms. Cox entered into a Retention Agreement with the Company, pursuant to which Ms. Cox will be entitled to receive a bonus of $50,000, which will be paid to Ms. Cox within 30 days immediately following a Change of Control Transaction (as such term is defined in the Retention Agreement). In addition, and subject to the satisfaction of certain conditions set forth in the Retention Agreement, in the event that a Change of Control Transaction is not consummated prior to December 31, 2023, Ms. Cox will be eligible to receive a retention bonus of $50,000, which if not otherwise forfeited, will be paid on December 31, 2023. Pursuant to the Retention Agreement, in the event that the Company terminates Ms. Cox’s employment without Cause (as such term is defined in the Retention Agreement), the Company shall continue to pay her Base Salary for a period of 6 months thereafter.

On June 1, 2023, the Company entered into a Bonus Agreement with its Chief Commercial Officer, Craig Sheehan. Pursuant to the 2023 Bonus Agreement, Mr. Sheehan will be eligible to receive a bonus of up to $200,000 during 2023. Mr. Sheehan will be paid the first tranche of the 2023 Bonus in the amount of $50,000 on July 15, 2023 and will be paid the remaining portion of the 2023 Bonus on the earlier of December 31, 2023 or within thirty days following the closing date of a change in control of the Company, or a sale of the Company’s Viactiv brand and/or Activ Nutritional, LLC, a wholly-owned subsidiary of the Company, provided, in each case, that he (i) remains employed as a full-time employee of the Company and in good standing through the applicable payment (unless the Company terminates his employment without cause prior to such date), and (ii) has satisfied all of the terms of the 2023 Bonus Agreement and his employment agreement with the Company dated June 1, 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, consisting of our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s management concluded that as of December 31, 2023, our disclosure controls and procedures were effective

We had previously determined that as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. These internal controls over financial reporting processes include policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our internal controls over financial reporting were effective as of December 31, 2023.

Material Weakness in the Company’s Internal Control over Financial Reporting as of December 31, 2022:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to filing our Form 10-Q for the third quarter ended September 30, 2022 and as a result of additional analysis performed in preparation for the December 31, 2022 audit, management became aware that the Company did not maintain effective controls over the preparation and review of accounting for complex financial transactions, mainly due to the lack of adequate technical expertise to ensure the proper application, at inception, of ASC 815-15 Embedded Derivatives related to certain stock warrants issued in the quarterly period ended March 31, 2022, and the subsequent impact on the quarterly periods ended June 30, 2022, and September 30, 2022. This resulted in an error in our interim consolidated quarterly financial statements as originally reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022, which in turn required a restatement of our interim consolidated financial data for those periods within the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of March 31, 2022, June 30, 2022, and September 30, 2022.

Remediation of Material Weakness

During the year ended December 31, 2023, management designed and implemented the following measures to remediate the material weakness related to the identification and accounting for complex financial transactions, mainly due to the lack of adequate technical expertise to ensure proper application, as described in the preceding paragraph. As part of the remediation process, the Company established a policy to engage a qualified accounting consultant to review and analyze the financial impact for complex financial transactions on a quarterly basis, or when any significant unusual transaction has been entered into, to determine the proper accounting treatment with respect to the Company’s financial statements.

The associated controls related to the mitigation of the material weakness described above have been in operation for a sufficient period of time for management to be able to conclude that these controls are operating effectively. Accordingly, as of December 31, 2023, management believes that the measures designed and implemented during the year ended December 31, 2023 with respect to the identification and accounting for complex financial transactions are effective, which were applied with respect to the preparation of the interim financial statements included in Quarterly Reports on Form 10-Q prepared and filed during 2023, are effective, and that the material weakness is considered fully remediated.

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

(d) Changes in Internal Control over Financial Reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during or subsequent to the Company’s last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in an amendment to this Form 10-K that will be filed on or before April 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be disclosed in an amendment to this Form 10-K that will be filed on or before April 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be disclosed in an amendment to this Form 10-K that will be filed on or before April 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be disclosed in an amendment to this Form 10-K that will be filed on or before April 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be disclosed in an amendment to this Form 10-K that will be filed on or before April 30, 2024.

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

Guardion Health Sciences, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Guardion Health Sciences, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guardion Health Sciences, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 28, 2024

Guardion Health Sciences, Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$6,359,646	$10,655,490
Restricted cash	-	5,250,000
Accounts receivable, net	2,274,394	1,924,353
Inventories	2,677,112	3,119,421
Prepaid expenses and other current assets	573,780	687,933
Total current assets	11,884,932	21,637,197

Property and equipment, net	33,245	48,871
Total assets	$11,918,177	$21,686,068

Liabilities, Redeemable Preferred Stock, and Stockholders’ Equity
Current liabilities
Accounts payable	$614,122	$1,518,052
Accrued expenses	704,912	558,287
Operating lease liability - current	-	3,807
Warrant derivative liability – current	-	1,931,400
Total current liabilities	1,319,034	4,011,546
Warrant derivative liability – long-term	2,453,100	4,506,600
Total liabilities	3,772,134	8,518,146

Commitments and contingencies

Redeemable preferred stock
Series C convertible redeemable preferred stock, 495,000 shares issued and outstanding at December 31, 2022	-	5,197,500
Series D redeemable preferred stock, 5,000 shares issued and outstanding at December 31, 2022	-	52,500
Total redeemable preferred stock	-	5,250,000
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Common stock, $0.001 par value; 250,000,000 shares authorized; 1,275,239 shares and 1,267,340 shares issued and outstanding on December 31, 2023 and 2022, respectively	1,275	1,267
Additional paid-in capital	101,711,035	101,640,955
Accumulated deficit	(93,566,267)	(93,724,300)
Total stockholders’ equity	8,146,043	7,917,922
Total liabilities, redeemable preferred stock, and stockholders’ equity	$11,918,177	$21,686,068

See accompanying notes to consolidated financial statements.

Guardion Health Sciences, Inc.

Consolidated Statements of Operations

	December 31,
	2023	2022
Revenue
Nutritional supplements	$11,907,867	$10,640,119
Ocular products	340,683	409,653
Total revenue	12,248,550	11,049,772

Cost of goods sold
Nutritional supplements	6,594,082	6,171,641
Ocular products	259,951	357,744
Total cost of goods sold	6,854,033	6,529,385

Gross profit	5,394,517	4,520,387

Operating expenses
Research and development	150,684	193,800
Sales and marketing	1,704,680	2,069,660
General and administrative	7,480,925	9,577,987
Transaction costs related to pending disposition of business	394,546	-
Impairment of intangible assets	-	10,065,833
Impairment of right-of-use asset	-	24,257
Loss on disposal of fixed assets	-	9,448
Total operating expenses	9,730,834	21,940,985

Loss from operations	(4,336,317)	(17,420,598)

Other income (expense):
Change in fair value of warrant derivative liability	3,984,900	2,345,800
Gain on disposal of VectorVision subsidiary	129,930	-
Interest income, net	379,520	152,570
Total other income (expense)	4,494,350	2,498,370

Net income (loss)	158,033	(14,922,228)

Preferred stock deemed dividend	-	941,585

Net income (loss) available to common stockholders	$158,033	$(15,863,813)

Net income (loss) per common share – basic and diluted	$0.12	$(14.15)
Weighted average common shares outstanding – basic and diluted	1,270,846	1,121,000

See accompanying notes to consolidated financial statements.

Guardion Health Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	488,539	$489	$101,099,383	$(78,802,072)	$22,297,800
Common stock issued for cash, net of offering costs	651,000	651	8,834,247	-	8,834,898
Recognition of fair value of warrant derivative liabilities issued in connection with issuance of common stock	-	-	(8,783,800)	-	(8,783,800)
Common stock issued upon exercise of warrants	89,000	89	1,133,951	-	1,134,040
Preferred stock deemed dividend	-	-	(941,585)		(941,585)
Fair value of vested stock options	-	-	225,564	-	225,564
Issuance of common stock for services	-	-	82,266	-	82,266
Issuance of common stock – vested restricted stock units	4,220	4	(4)	-	-
Repurchase of common stock to cover income tax withholding on vested restricted stock units	(743)	(1)	(9,032)	-	(9,033)
Shares issued in connection with reverse split due to rounding	35,324	35	(35)	-	-
Net Loss	-	-	-	(14,922,228)	(14,922,228)
Balance at December 31, 2022	1,267,340	1,267	101,640,955	(93,724,300)	7,917,922
Fair value of vested stock options	-	-	(2,921)	-	(2,921)
Fair value of vested restricted stock	250	-	15,105	-	15,105
Common stock issued upon exercise of warrants	7,649	8	57,895	-	57,903
Net Income	-	-	-	158,033	158,033
Balance at December 31, 2023	1,275,239	$1,275	$101,711,035	$(93,566,267)	$8,146,043

See accompanying notes to consolidated financial statements.

Guardion Health Sciences, Inc.

Consolidated Statements of Cash Flows

	December 31,
	2023	2022
Operating Activities
Net income (loss)	$158,033		$(14,922,228)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,418		1,248,789
Gain on disposal of VectorVision subsidiary	(129,930)
Impairment of intangible assets	-		10,065,833
Loss on lease termination, net	-		24,257
Loss on disposal of property and equipment	-		9,448
Allowance for accounts receivable	1,840		1,996
Inventory write-down	126,650		55,609
Fair value of vested stock options	(2,921)		225,564
Fair value of common stock issued for services	15,105		82,266
Change in fair value of warrant derivative liability	(3,984,900)		(2,345,800)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(351,880)		(94,286)
Inventories	315,659		(2,807,339)
Prepaid expenses and other	114,153		91,946
Increase (decrease) in:
Accounts payable	(903,930)		1,276,545
Accrued expenses	256,625		(337,190)
Operating lease liability	(3,807)		(22,222)
Net cash used in operating activities	(4,369,885)		(7,446,812)

Investing Activities
Purchase of property and equipment	(3,792)		(5,569)
Net proceeds from disposal of VectorVision subsidiary	19,930
Purchase of U.S. Treasury Bills	-		(77,591,741)
Sale of U.S. Treasury Bills	-		82,587,364
Net cash provided by investing activities	16,138		4,990,054

Financing Activities
Proceeds from sale of common stock, net	-		8,834,899
Proceeds from sale of preferred stock, net	-		4,308,415
Proceeds from exercise of warrants	57,903		1,134,040
Repurchase of common stock to cover tax withholding on restricted stock units	-		(9,033)
Redemption of preferred stock	(5,250,000)		-
Net cash provided by (used in) financing activities	(5,192,097)		14,268,321

Cash and cash equivalents and restricted cash:
Net increase (decrease)	(9,545,844)		11,811,563
Balance at beginning of period	15,905,490		4,093,927
Balance at end of period	$6,359,646		$15,905,490

Supplemental disclosure of cash flow information:
Cash paid for -
Interest	$-		$-
Income taxes	$-		$-

Non-cash financing activities:
Settlement of liabilities related to sale of VectorVision subsidiary	$110,000	$
Recognition of initial warrant derivative liability	$-		$8,783,800

See accompanying notes to consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

1. Organization and Business and Business Operations

Business

Guardion Health Sciences, Inc. (the “Company”) is a clinical nutrition company that develops and distributes clinically supported dietary supplements and medical foods. The Company offers a portfolio of science-based, clinically supported products designed to support consumers, healthcare professionals and providers, and their patients. In June 2021, the Company acquired Activ Nutritional, LLC (“Activ”), the owner and distributor of the Viactiv® line of supplements for bone health and other applications.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2023, the Company recorded a decrease in cash of $9,545,844, comprised primarily of cash used in operating activities of $4,369,885 and cash used in financing activities of $5,192,097. The Company’s management evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Notwithstanding the decrease in cash for 2023, management concluded that the Company will have adequate unrestricted cash available from the Company’s cash and cash equivalents balance of $6,359,646 at December 31, 2023, so that it is probable that the Company will be able to fund its current operating plan and meet all of its obligations due within one year from the date that the Company’s 2023 financial statements are issued.

The amount and timing of future cash requirements will depend, in part, on the Company’s ability to ultimately achieve operating profitability. The Company expects to continue to incur net losses and negative operating cash flows in the near-term and will continue to incur significant expenses for the development, commercialization and distribution of its clinical nutrition products (including the Viactiv® product line), and the successful development and commercialization of any new products or product lines.

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

The continuing impact of the actions by the Federal Reserve to address inflation, most notably increases in interest rates, rising energy prices and increasing labor costs create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2023 and will continue to impact business in 2024. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business.

Nasdaq Listing and Reverse Stock Splits

The Company’s common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “GHSI”.

On March 1, 2021, the Company effectuated a 1-for-6 reverse split of its outstanding shares of common stock. Subsequently, on January 6, 2023, the Company effectuated a 1-for-50 reverse split of its outstanding shares of common stock. The Company effected these reverse stock splits to remain in compliance with the $1.00 minimum bid price requirement of Nasdaq. However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq over time, or that it will be successful in maintaining compliance with any of the other continued listing requirements of Nasdaq.

The authorized number of shares of common stock and the par value per share were not affected by these reverse stock splits, and no fractional shares were issued in connection with these reverse stock splits.

All common shares, stock options, stock warrants and per share amounts presented herein have been adjusted retroactively to reflect the reverse stock splits for all periods presented.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Activ Nutritionals, Inc., and NutriGuard Formulations, Inc., All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the realizability of deferred tax assets and the related valuation allowance, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

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

In certain circumstances, returns of products are allowed. Due to the insignificant amount of historical returns, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts the Company does not currently maintain a contract asset or liability balance for obligations. The Company assesses its contracts and the reasonableness of our conclusions on a quarterly basis.

Revenue by product:

	December 31,
	2023	2022
Nutritional supplements	$11,907,867	$10,640,119
Ocular products	340,683	390,934
Other	-	18,719
	$12,248,550	$11,049,772

The Company’s revenues during the years ended December 31, 2023 and 2022 are derived primarily from retail customers in North America.

Revenues by geographical areas:

	December 31,
	2023	2022
North America	$12,248,550	$11,030,873
Europe and Other	-	18,899
	$12,248,550	$11,049,772

Third-Party Outsourcing

The Company derives substantially all of its revenue from the sale of products using a third-party fulfillment center to provide order processing and sales fulfillment, customer invoicing and collections, and product warehousing. Substantially all the Company’s products are shipped through the third-party fulfillment center to the customer. Shipping charges to customers are included in revenues. In addition, the Company uses the third-party fulfillment center to provide sales and inventory management, and marketing and promotional services.

The Company outsources the production of substantially all its products with a third-party that manufactures and packages the finished products under a product supply agreement.

Costs incurred related to third-party outsourcing, which includes manufacturing, order processing and fulfillment, customer invoicing, collections and warehousing, were $7,135,910 and $9,135,351 for the years ended December 31, 2023 and 2022, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees, and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $537,887 and $802,958 for the years ended December 31, 2023 and 2022, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with BMO Harris Bank (“BMO”), a major established high quality financial institution in short-term (original maturity of generally 60 days or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy and are valued using the net asset value (“NAV”) per share of the money market fund. The Company has an overnight investment feature established with BMO whereby the Company’s cash is swept into a Money Market Mutual Fund managed by Goldman Sachs Asset Management. This fund invests solely in high quality U.S. government issued securities. As of December 31, 2023, $6,359,646 included in cash and cash equivalents was held in the Goldman Sachs Financial Square Government Institutional Fund, a fund that is not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Restricted Cash

At December 31, 2022, $5,250,000 is held in escrow to fund the redemption of the Company’s redeemable Preferred Stock (See Note 8). The holders of the Preferred Stock had a period of 90 days from the date the shares were issued in November 2022 to redeem them. All of the shares were redeemed and all investors were paid in full as of February 2023.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts. Management evaluates the collectability of its trade accounts receivable and determines an allowance for potential credit losses based on historical write-offs, known or expected trends, and the identification of specific balances deemed uncollectible based on a customer’s financial condition, credit history and the current economic conditions. At December 31, 2023 and 2022, the allowance for potential credit losses was $1,840 and $1,996, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. At each balance sheet date, the Company evaluates its inventories for estimated obsolescence or diminution in net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently be written up. For the years ended December 31, 2023 and 2022, the Company wrote-down inventories by $126,650 and $55,609, respectively, which was recorded in cost of sales (see Note 3).

Property and Equipment

Property and equipment, net are stated at historical cost less accumulated depreciation and amortization. Additions, and improvements, that substantially extend the useful life of an asset are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At December 31, 2023 and 2022, management determined there were no impairments of the Company’s property and equipment.

Intangible Assets

At December 31, 2022, the Company’s intangible assets consisted of amortizable finite-lived identifiable trade name, customer relationships, and indefinite lived trademark. The Company follows ASC 360 in accounting for finite-lived intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. At December 31, 2022, management, with the assistance of a third-party valuation expert, performed an impairment analysis of the Company’s intangible assets, and concluded that the fair value of the intangible assets was less than carrying value, and recorded an impairment loss of $10,065,833 (see Note 5).

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of December 31, 2023, the Company did not have any lease obligations.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs aggregated approximately $1,448,308 and $1,618,199 for the years ended December 31, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s Clinical Nutrition products. Research and development costs totaled $150,684 and $193,800 for the years ended December 31, 2023 and 2022, respectively.

Patent Costs

The Company is the owner of four issued domestic patents, and five international patents, one granted in Canada, one granted in China, one pending patent application in Hong Kong, two granted patents in Japan and one granted patent in South Korea. Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, patent costs, including patent-related legal fees, filing fees and internally generated costs, are expensed as incurred. During the years ended December 31, 2023 and 2022, patent costs were approximately $50,684 and $61,246, respectively, and are included in general and administrative costs in the statements of operations.

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

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option-pricing model could materially affect compensation expense recorded in future periods.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	December 31,
	2023	2022
Warrants	786,701	1,526,701
Options	20,577	13,294
Unvested restricted common stock	334	667
	807,612	1,540,662

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities to be reported at fair value in financial statements and provide a framework for establishing that fair value. Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value:

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$2,453,100	$2,453,100
Total liabilities	$-	$-	$2,453,100	$2,453,100

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Total assets	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities	$-	$-	$-	$-
Warrant derivative liability	-	-	6,438,000	$6,438,000
Total liabilities	$-	$-	$6,438,000	$6,438,000

The change in Level 3 liabilities measured at fair value for the years ended December 31, 2023 and 2022 were as follows:

Warrant derivative liability

Balance - December 31, 2021	$-
Fair value of warrant derivative liability recognized upon issuance of warrants in February 2022	8,783,800
Change in fair value of warrant derivative liability	(2,345,800)
Balance - December 31, 2022	6,438,000
Change in fair value of warrant derivative liability	(3,984,900)
Balance - December 31, 2023	$2,453,100

As of December 31, 2023, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in the statement of operations. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected probability of event occurrence, including stock splits, stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock underlying the warrants based on the historical trading volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the Company’s historical rate, which the Company anticipates remaining at zero.

The Company believes the carrying amount of its financial instruments (consisting of cash, accounts receivable, and accounts payable and accrued liabilities) approximates fair value due to the short-term nature of such instruments.

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s operation segment consists of one component, and the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment.

Concentrations

Revenue. During the year ended December 31, 2023, the Company had one customer that accounted for 50% of total revenue and one customer that accounted for 13% of total revenue. During the year ended December 31, 2022, the Company had one customer that accounted for 57% of total revenue. No other customer accounted for more than 10% of revenue for the years ending December 31, 2023 or 2022.

Accounts receivable. As of December 31, 2023, the Company had accounts receivable from one customer which comprised approximately 57% of its gross accounts receivable. As of December 31, 2022, the Company had accounts receivable from one customer, which comprised approximately 88% of its gross accounts receivable. One other customer accounted for approximately 18% of accounts receivable as of December 31, 2023. No other customer accounted for more than 10% of accounts receivable as of December 31, 2023 or 2022.

Purchases from vendors. During the years ended December 31, 2023 and 2022, the Company utilized one manufacturer for most of its production and packaging of its clinical nutrition products, with total purchases from this manufacturer accounted for approximately 50% and 48% of all purchases, respectively. One other vendor accounting for 12% of purchases during the year ended December 31, 2023; however, no other vendor accounted for more than 10% of purchases for the year ended December 31, 2023 or 2022.

Accounts payable. As of December 31, 2023, one vendor accounted for 91% of total accounts payable. As of December 31, 2022, one vendor accounted for 88% of total accounts payable. No other vendor accounted for more than 10% of accounts payable as of December 31, 2023 or 2022.

Recent Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 will be effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted ASU 2016-03 effective January 1, 2023, and there was no material impact on the Company’s financial position, results of operations and cash flows.

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

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) Presentation of Financial Statements (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation SX: Income or Loss Applicable to Common Stock. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31,
	2023	2022
Raw materials	$35,404	$49,637
Finished products	2,641,708	3,069,784
Inventories	$2,677,112	$3,119,421

4. Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2023	2022
Furniture and fixtures	111,670	110,016
Computer equipment and software	68,253	66,115
	179,923	176,131
Less accumulated depreciation and amortization	(146,678)	(127,260)
	$33,245	$48,871

For the years ended December 31, 2023 and 2022, depreciation expense was $19,418 and $58,789, respectively, and is included in general and administrative expense.

5. Intangible Assets, Net

As of and during the year ended December 31, 2023, the Company had no intangible asserts.

At December 31, 2022, the Company’s intangible assets consisted of amortizable finite-lived identifiable trade name, customer relationships, and indefinite lived trademark. For the year ended December 31, 2022, amortization was $1,190,000, resulting in a balance of intangible assets, net of amortization, of $10,065,833 before an annual impairment analysis. On December 31, 2022, the Company performed an impairment analysis of its intangible assets and determined the asset group’s fair value to be zero and therefore recorded an impairment loss of $10,065,833 for the balance of the intangible assets.

6. Operating Leases

The Company leases its corporate office space located in Houston, Texas, with lease payments of approximately $3,000 per month under a month-to-month lease. Leases with the duration of less than 12 months are not recognized on the balance sheet and are expensed on a straight-line basis over the lease term.

During the years ended December 31, 2023 and 2022, lease expense totaled $38,139 and $48,911, respectively.

As of December 31, 2022, the Company also leased a warehouse space in Ohio under an operating lease that expired in February 2023. At December 31, 2022, the Company recorded an impairment of the operating lease right of use asset of $24,257. At December 31, 2022, the balance of the operating lease liability was $3,807, which was paid off in February 2023.

7. Warrant Derivative Liability

On February 18, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company issued and sold shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock (the “February 2022 Offering”) (see Note 9). Included in the February 2022 Offering were 740,000 common stock purchase warrants at an exercise price of $18.50 per share that expire on the fifth anniversary of the date of issuance (the “Series A Warrants”) and 740,000 common stock purchase warrants at an exercise price of $18.50 per share that expire on the 18 month anniversary of the date of issuance (the “Series B Warrants”). The Series A Warrants expire in February 2027 and the Series B Warrants expired in August 2023.

The Series A Warrants and Series B Warrants contain certain anti-dilution provisions, including a down round provision. On November 29, 2022, the Company issued and sold shares of the Company’s Series C Convertible Redeemable Preferred Stock and Series D Redeemable Preferred Stock (see Note 8). The shares of Series C Preferred Stock were convertible at a conversion price of $7.88 per share into shares of the Company’s common stock. Therefore, the exercise price for the to Series A Warrants and the Series B Warrants was adjusted downward from $18.50 per share to $7.88 per share on November 30, 2022 to equal the Series C Convertible Redeemable Preferred Stock conversion price.

In addition, the Series A Warrants and Series B Warrants contained a provision which requires the exercise price of such warrants to be adjusted to the volume weighted average price of the Company’s common stock for the five trading days immediately following effectiveness of a reverse stock split if such calculation results in an exercise price below the then-current exercise price. The Company determined that this provision represented a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Series A Warrants and the Series B Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. In January 2023, in conjunction with the completion of the Company’s reverse stock split (see Note 1), the exercise price of the Series A Warrants and the Series B Warrants was adjusted to $7.57 per share of common stock.

The Series A Warrants and the Series B Warrants were classified as a derivative liability, with an initial fair value of $8,783,800 recorded upon issuance in February 2022. During the year ended December 31, 2022, the fair value of the warrant liability decreased by $2,345,800, and at December 31, 2022, the fair value of the warrant liability was $6,438,000. During the year ended December 31, 2023, the fair value of the warrant liability decreased by $3,984,900, and at December 31, 2023, the fair value of the warrant liability was $2,453,100.

Changes in the fair value of the warrant liabilities, until they are either exercised or expire are recognized as other income (loss) in the Company’s consolidated statements of operations.

Below are the specific assumptions utilized:

Series A Warrants

	December 31, 2023	December 31, 2022	February 18, 2022 (Date Issued)
Common stock market price	$5.34	$7.26	$8.95
Risk-free interest rate	4.10%	4.11%	1.89%
Expected dividend yield	-	-	-
Expected term (in years)	3.15	4.15	5.00
Expected volatility	97.60%	131.20%	142.30%
Fair value of warrant liability	$2,453,100	$4,506,600	$5,768,300

Series B Warrants

	August 24, 2023 (Date Expired)	December 31, 2022	February 18, 2022 (Date Issued)
Common stock market price	$7.47	$7.26	$8.95
Risk-free interest rate	-	4.75%	1.37%
Expected dividend yield	-	-	-
Expected term (in years)	-	0.65	1.50
Expected volatility	-	104.50%	123.20%
Fair value of warrant liability	$-	$1,931,400	$3,015,500

During 2023, Series B Warrants were exercised into 7,649 shares of common stock were for cash proceeds of $57,903. The remainder of the 732,351 Series B Warrants expired on August 24, 2023. On the expiration date, the derivative liability related to the Series B Warrants was reduced to a fair value of zero, with such change being recorded as part of the change in fair value of the warrant derivative liability included in the statement of operations.

8. Redeemable Preferred Stock (Temporary Equity, redeemed February 2023)

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

The holders of the Preferred Stock had the right to require the Company to redeem their shares of preferred stock for cash at 105% of the stated value of such shares through February 27, 2023, which was 90 days from the issue date of the Preferred Stock. The Company has the option to redeem the Preferred Stock for cash at 105% of the stated value commencing after receipt of stockholder approval of the reverse stock split, subject to the rights of the holders of Series C Preferred Stock to convert their shares of Series C Preferred Stock into common stock prior to such redemption. The Company classified the Preferred Stock outside of permanent equity (as temporary equity within the mezzanine section between liabilities and equity on the consolidated balance sheets) since the redemption of such shares was not solely within the Company’s control. At December 31, 2022, the Series C Preferred stock and Series D Preferred Stock had been recorded at their redemption values of $5,197,500 and $52,500, respectively, which represented an increase of $941,585 from their initial carrying value of $4,308,415. The increase in the carrying value to the redemption value was recorded as a deemed dividend on the consolidated statements of operations and consolidated statements of stockholders’ equity.

The shares of Series C Preferred Stock were convertible, at a conversion price of $7.88 per share (subject in certain circumstances to adjustments), into shares of the Company’s common stock, at the option of the holders and, in certain circumstances, by the Company.

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

As of December 31, 2022, the Series C and Series D preferred shares reflected on the balance sheet were reconciled as follows:

	Series C Preferred Stock	Series D Preferred Stock
Gross Proceeds	$4,702,500	$47,500
Less:
Preferred stock issuance costs	(437,169)	(4,416)
Plus:
Accretion of carrying value to redemption value	932,169	9,416
Preferred stock subject to possible redemption	$5,197,500	$52,500

At December 31, 2022, $4,750,000 in gross proceeds from the issuance of the Preferred Stock, plus $500,000 additional amount necessary to fund the 105% redemption price, was held in an escrow account and presented as restricted cash on the consolidated balance sheets. The Preferred Stock was redeemed in full as of February 8, 2023, and the escrow account was closed.

9. Stockholders’ Equity

Common Stock

The Company’s common stock has a par value of $.001. As of December 31, 2023 and 2022, there were 250,000,000 shares authorized, and 1,275,239 and 1,267,340 shares of common stock outstanding.

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

The exercise prices of the Series A Warrants and the Series B Warrants were subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, in the event the Company effected a reverse stock split during the term of the Series A Warrants and the Series B Warrants, the exercise price of such warrants following such reverse split was be subject to further adjustment in the event the trading price of the Company’s common stock following such reverse stock split was lower than the exercise price of such warrants. Also, subject to customary exceptions, the exercise price of the Series A Warrants and the Series B Warrants is subject to adjustment in the event of issuances of the Company’s common stock or common stock equivalents at a price below the exercise price of the Series A Warrants and the Series B Warrants. In such event, the exercise price of the Series A Warrants and the Series B Warrants would be reduced to the price of the securities issued in such transactions. In the event of a fundamental transaction, such as a change-in-control transaction or sale of substantially all of the Company’s assets, the holder of a warrant shall have the option, exercisable at any time concurrently with, or within 30 days after, the consummation of the fundamental transaction, to cause the Company to purchase such warrant from the holder for cash in an amount equal to the Black-Scholes option value of such warrant calculated in accordance with the terms of the warrant.

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

On February 23, 2022, the Company closed the February 2022 Offering, and issued (i) 651,000 shares of common stock, (ii) Series A Warrants to purchase 740,000 shares of common stock, (iii) Series B Warrants to purchase 740,000 shares of common stock, and (iv) Pre-Funded Warrants to purchase 89,000 shares of common stock. The gross proceeds from the February 2022 Offering were $11,100,000 and the net proceeds, after deducting the placement agent fees and offering expenses payable by the Company, were approximately $9,969,000. Included in the net proceeds was approximately $1,134,000 from the exercise of the 89,000 Pre-Funded Warrants.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2021	9,701	$120.00	2.71
Granted	1,606,000	7.57	2.40
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	(89,000)	-	-
December 31, 2022	1,526,701	8.67	2.39
Granted	-	-	-
Forfeitures	-	-	-
Expirations	(732,351)	7.57	-
Exercised	(7,649)	-	-
December 31, 2023, all exercisable	786,701	$8.96	3.12

The exercise prices of warrants outstanding and exercisable as of December 31, 2023 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices
777,000	$7.57
9,701	120.00
786,701

During the year ended December 31, 2023, investors exercised 7,649 Series B Warrants at $7.57 per share and received 7,649 shares of common stock, reflecting total cash proceeds of $57,903. In addition, the remaining 732,351 Series B Warrants expired on August 24, 2023.

During the year ended December 31, 2022, investors exercised warrants exercisable at $15.00 per share into 89,000 shares of common stock for total proceeds of approximately $1,334,555.

As of December 31, 2023, the aggregate intrinsic value of warrants outstanding as of December 31, 2023 was $0.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
December 31, 2021	17,062	$317.00	6.50
Granted	1,333	7.50	9.50
Forfeitures	(2,014)	-	-
Expirations	(3,087)	-	-
Exercised	-	-	-
December 31, 2022	13,294	217.05	6.80
Granted	11,336	6.22	8.80
Forfeitures	(595)	197.70	-
Expirations	(3,458)	-	-
Exercised	-	-	-
December 31, 2023, outstanding	20,577	$77.72	7.60
December 31, 2023, exercisable	11,735	$129.48	6.80

The exercise prices of options outstanding and exercisable as of December 31, 2023 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices
10,000	2,500	$6.01
1,344	1,344	7.35
1,344	336	7.78
841	841	45.50
1,002	668	80.50
1,008	1,008	88.00
840	840	116.70
336	336	162.33
3,862	3,862	300.00
20,577	11,735

The Company accounts for share-based payments in accordance with ASC 718, wherein grants are measured at the grant date fair value and charged to operations over the vesting periods.

During the years ended December 31, 2023 and 2022, the Company granted options to purchase an aggregate of 1,336 and 1,333 shares, respectively, of common stock to the independent members of the Company’s Board of Directors in connection with the compensation plan for such directors, with a grant date fair values of $8,454 and $7,793, respectively, using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146% and 146%, respectively, (ii) a discount rate of 3.81% and 3.35%, respectively, (iii) zero expected dividend yield, and (iv) an expected life of 3 years. The options have an exercise price of $7.78 and $7.35 per share, respectively. The options vest on a quarterly basis over two years from the grant date, with the first tranche vesting on September 30, 2023.

During the year ended December 31, 2023, the Company granted options to purchase 10,000 shares of common stock to the Company’s new Chief Executive Officer (“CEO”) with a grant date fair value of $65,000 using a Black-Scholes option-pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 3.80%, (iii) zero expected dividend yield, and (iv) an expected life of 6 years. The options vest on a quarterly basis over two years from issuance, with the first tranche vesting on September 30, 2023.

The Company’s former Chief Executive Officer resigned effective June 9, 2023. All options issued to the former Chief Executive Officer that were not vested at the time of resignation were forfeited. Compensation expense previously recorded related to the unvested options was reversed, resulting in a reduction of stock compensation expense of $92,412 during the year ended December 31, 2023.

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

For the years ended December 31, 2023 and 2022, the Company recognized aggregate stock-compensation expense of $(2,920) and $226,000, respectively, related to the fair value of vested options, net of the impact of forfeitures.

As of December 31, 2023, the Company had an aggregate of 8,842 remaining unvested options outstanding, with a remaining fair value of approximately $136,000 to be amortized over an average of 4.75 years, a weighted average exercise price of $9.03, and a weighted average remaining life of 4.9 years. Based on the closing price of the Company’s common stock on December 29, 2023 (the last trading day of the year) of $5.34, the aggregate intrinsic value of options outstanding as of December 31, 2023 was zero.

Restricted Common Stock

Under the Company’s 2018 Equity Incentive Plan, a total of 200,000 shares of the Company’s common stock are available for grant to employees, directors, and consultants of the Company. No shares were issued under the plan during the year ended December 31, 2023. During the year ended December 31, 2022, the Company issued 1,000 shares of the Company’s common stock under the plan, and at December 31, 2023, there was a balance of 183,655 shares available for grant.

The total fair value of the 1,000 shares was determined to be approximately $80,500 based on the price per shares of the Company’s common stock on the dates granted. The Company accounts for the share awards using the straight-line attribution or graded vesting method over the requisite service period, provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date fair value of the award that is vested at that date. During the year ended December 31, 2023, total share-based expense recognized related to vested restricted shares totaled approximately $15,000. At December 31, 2023, there was approximately $4,000 of unvested compensation related to these awards that will be amortized over a remaining vesting period of 0.50 years.

The following table summarizes restricted common stock activity for the year ended December 31, 2023:

	Number of Shares	Fair value per share
Non-vested shares, December 31, 2022	667	$80.50
Granted
Vested	(333)	80.50
Forfeited
Non-vested shares, December 31, 2023	334	$80.50

10. Income Taxes

No federal tax provision has been provided for the years ended December 31, 2023 and 2022 due to the losses incurred during the periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rates for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
U. S. federal statutory tax rate	(21.0)%	(21.0)%
State, net of federal benefit	1.52%	(0.65)%
Non-deductible expenses	(1.17)%	-%
	(20.65)%	(21.65)%
Valuation allowance	20.65%	21.65%
Effective tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are summarized below.

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$11,792,000	$10,594,000
Stock-based compensation	1,485,000	1,485,000
Accrued expenses	55,000	17,000
Charitable contributions	4,000	4,000
Inventory reserves	2,000	7,000
Intangibles	5,022,000	4,949,000
Valuation allowance	(16,972,000)	(16,546,000)
Total deferred tax assets	1,388,000	510,000
Deferred tax liabilities
Unrealized gains/losses	(1,381,000)	(490,000)
Allowance for doubtful accounts	-	-
Operating lease right of use asset	-	-
Research and development credit	-	(10,000)
Depreciation	(7,000)	(10,000)
Total deferred tax liabilities	(1,388,000)	(510,000)
Deferred taxes, net	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2023, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

At December 31, 2023, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $48,310,000 which, if not utilized earlier, will begin to expire in 2035. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2023 and 2022 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainty in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2023, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

11. Sale of VectorVision

On November 30, 2023, the Company sold all the outstanding capital stock of its wholly-owned subsidiary VectorVision Ocular Health, Inc. (“VectorVision”), to David Evans for $25,000 and recorded a gain of $129,930. The Company acquired VectorVision, which specialized in visual acuity testing, from David Evans in 2017, and had previously terminated the operations of VectorVision as of December 31, 2021. David Evans was a director of the Company from September 2017 through June 2022.

12. Commitments and Contingencies

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at December 31, 2023 and 2022 with respect to any such matters.

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on its business, operating results, cash flows or financial condition.

On May 27, 2023, the Board of Directors accepted the resignation of Bret Scholtes, the Company’s President and Chief Executive Officer, effective as of June 9, 2023. Mr. Scholtes also resigned from the Board of Directors, effective as of June 10, 2023. In connection with Mr. Scholtes’ resignation from the Board of Directors, the Board of Directors approved a reduction in the size of the Board of Directors to four directors.

On June 19, 2023, the Board of Directors appointed Jan Hall as the Company’s President and Chief Executive Officer, replacing Mr. Scholtes. The Company and Ms. Hall entered into an employment agreement pursuant to which Ms. Halls’ annual base salary was $370,000. The employment agreement provides that Ms. Hall shall have an annual target cash bonus of no less than her base salary based on performance objectives determined by the Compensation Committee of the Board of Directors.

During the year ended December 31, 2023, two executives were paid bonuses, consisting of $200,000 to Craig Sheehan, Chief Operations Officer and $50,000 to Katie Cox, Chief Accounting Officer as retention bonuses in the event of a sale of the Company’s Activ Nutritional LLC subsidiary, which owns the Viactiv brand and business.

Subsequent Event

Pending Disposition

On January 30, 2024, the Company, Viactiv Nutritionals, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Viactiv”), and Activ Nutritional LLC, a Delaware limited liability corporation, which is wholly-owned by Viactiv (“Activ”), entered into an Equity Purchase Agreement (the “Agreement”) with Doctor’s Best Inc., a Delaware corporation (“Doctor’s Best”), on the other hand. Pursuant to the Agreement, Doctor’s Best agreed to acquire all of the outstanding equity interests of Activ from Viactiv (the “Transaction”) for aggregate cash consideration to the Company of $17,200,000 (the “Base Purchase Price”), with $1,700,000 of the Base Purchase Price being placed in a third-party escrow account pursuant to the terms of the Agreement, and the Base Purchase Price being subject to adjustment as provided in the Agreement based upon the working capital of Activ at the time of closing (the “Closing”). Doctor’s Best is a wholly-owned subsidiary of Kingdomway USA Corp. (“Kingdomway”), the U.S. subsidiary holding company of Xiamen Kingdomway Group Company (“XKDW”), which is listed on the Shenzhen Stock Exchange.

The Agreement contains customary representations, warranties and covenants regarding the parties thereto. The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including, but not limited to, the approval of the transaction by the requisite vote of the Company’s stockholders. The Agreement also contains customary termination provisions and mutual indemnification obligations.

The Series A Warrant agreement (see Note 7) contains a cash settlement provision whereby the holders of the warrants can elect to settle the warrants for cash based on the Black-Scholes value of the warrant, upon the occurrence of certain fundamental transactions, as defined, such as a change of control, or the sale or disposition of all or substantially all of the Company’s assets. Management believes that the pending disposition described above, if consummated, would meet the definition of a fundamental transaction and would result in the Company being acquired to purchase the Series A Warrants from the holders by cash payment equal to the Black-Scholes value of the Series A warrants.

Management currently estimates that the liability to the Company associated with these warrants based on information currently available to the Company is approximately $5,100,000. That amount could increase or decrease based on a number of factors that are outside the control of the Company. Such factors include, among others, the trading and price volatility of the Company’s common stock, the number of warrant holders that may elect to exercise their warrants in accordance with their terms prior to the closing of the Transaction and forego their put rights, and the number of warrant holders that exercise their put rights in accordance with the terms of the warrants. To the extent that this obligation is triggered and exercised by the warrant holders, the Company would need to make such payments out of the its available cash and/or the Transaction proceeds, and any such payments will reduce the amount each Company stockholder would be able to receive from any liquidating distributions.

In the event that the Company’s stockholders approve transaction and the transaction closes, the Company would be left with minimal operations. The Board of Directors has determined that it is advisable and in the best interests of the Company and the its stockholders to approve a voluntary dissolution and liquidation of the Company pursuant to a Plan of Liquidation and Dissolution, which, if approved, would authorize the Company to liquidate and dissolve in accordance with its terms, but such decision would be subject to the Company’s ability to abandon or delay the Plan of Dissolution in the event that the Board of Directors determines that another transaction would be in the best interests of the Company’s stockholders. Assuming the approval of the Plan of Liquidation and Dissolution by the Company’s stockholders, the decision of whether or not to proceed with the dissolution and when to file the Certificate of Dissolution will be made by the Board of Directors in its sole discretion.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation and amendment thereto (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)
3.2	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report Form 8-K on February 1, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2019 and incorporated herein by reference)
3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019)
3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)
3.7	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
3.8	Certificate of Designation of Series D Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
4.1*	Description of Securities
4.2	Form of Series A/B Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.5	Warrant Agency Agreement dated as of February 23, 2022, by and between Guardion Health Sciences, Inc., and V Stock Transfer, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.1+	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)
10.2	Intellectual Property Assignment Agreement with David W. Evans and VectorVision, Inc. dated as of September 29, 2017 (filed with the Company’s Current Report on Form 8-K on October 5, 2017 and incorporated herein by reference)
10.3	Consulting Agreement with David W. Evans dated as of September 29, 2017 (filed with the Company’s Current Report on Form 8-K on October 5, 2017 and incorporated herein by reference)
10.4+	Guardion Health Sciences, Inc. 2018 Equity Incentive Plan (filed with the Company’s Definitive Proxy Statement on Schedule 14A on October 22, 2018 and incorporated herein by reference)
10.5	Warrant Agreement, including form of Warrant, made as of August 15, 2019, between the Company and VStock Transfer LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2019)
10.6	Warrant Agreement, including form of Series B Warrant, made as of October 30, 2019, between the Company and VStock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019)
10.7+	Employment Agreement, by and between the Company and Bret Scholtes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2020)
10.8	Equity Purchase Agreement, dated May 18, 2021, by and among the Company, Adare Pharmaceuticals, Inc., and Activ Nutritional, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2021)

50

10.9+	Employment Agreement by and between the Company and Jeffrey Benjamin dated July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2021)
10.10+	Employment Agreement by and between the Company and Craig Sheehan dated June 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021)
10.11	Lease Termination Agreement by and between the Company and Cal-Sorrento, Ltd. dated September 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.13	Placement Agency Agreement dated as of February 18, 2022, by and among Guardion Health Sciences, Inc., Roth Capital Partners, LLC and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.14+	Amendment to the 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2022)
10.15	Form of Securities Purchase Agreement dated November 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
10.16	Form of Registration Rights Agreement dated November 29, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
10.17	Form of Side Letter dated November 29, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
10.18+	Employment Agreement by and between the Company and Janet Hall dated May 28, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2023)
10.19+	Bonus Agreement by and between the Company and Craig Sheehan dated June 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)
10.20+	Retention Agreement dated as of May 18, 2023 by and between Guardion Health Sciences, Inc. and Katherine Cox (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2023)
10.21+	Employment Agreement dated as of September 21, 2023 by and between Guardion Health Sciences, Inc. and Katie Cox (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2023)
10.22	Equity Purchase Agreement by and among Doctor’s Best Inc., Activ Nutritional, LLC, Viactiv Nutritionals, Inc. and Guardion Health Sciences, Inc. dated as of January 30, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024)
21.1*	List of Subsidiaries
23.1*	Consent of Weinberg & Company, P.A.
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Guardion Health Sciences, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

* Filed herewith

**Furnished herewith

+ Indicates a management contract or any compensatory plan, contract or arrangement.

51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2024.

GUARDION HEALTH SCIENCES, INC.

/s/ Jan Hall
Jan Hall
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan Hall	President and Chief Executive Officer	March 28, 2024
Jan Hall	(Principal Executive Officer)

/s/ Katie Cox	Chief Accounting Officer	March 28, 2024
Katie Cox	(Principal Financial and Accounting Officer)

/s/ Robert N. Weingarten	Chairman of the Board of Directors	March 28, 2024
Robert N. Weingarten

/s/ Mark Goldstone	Director	March 28, 2024
Mark Goldstone

/s/ Donald A. Gagliano	Director	March 28, 2024
Donald A. Gagliano

/s/ Michaela Griggs	Director	March 28, 2024
Michaela Griggs

52