Form 10-K/A
period 2023-12-31
Guardion Health Sciences, Inc.
filed 2024-04-29
CIK 1642375

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.9 million based upon the closing price of the registrant’s common stock of $7.78 per share on The Nasdaq Capital Market as of that date.

As of April 25, 2024, there were 1,284,156 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference: None

Auditor Name	Auditor Location	Auditor Firm ID
Weinberg & Company, P.A	Los Angeles, California	572

EXPLANATORY NOTE

Guardion Health Sciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 29, 2024 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of the current Board of Directors of the Company, our executive officers and the principal offices and positions held by each such person.

Name	Age	Position(s)
Jan Hall	65	Chief Executive Officer and President
Robert N. Weingarten	72	Chairman of the Board of Directors; Secretary
Katie Cox	54	Chief Accounting Officer
Craig Sheehan	53	Chief Commercial Officer
Mark Goldstone	61	Director
Donald A. Gagliano, M.D.	71	Director
Michaela Griggs	58	Director

Janet Hall. Janet “Jan” Hall has served as our President and Chief Executive Officer since June 19, 2023 when she joined the Company. Ms. Hall has also served as a director, Independent Board Chair and HR and Governance Committee Chair of Fieldless Farms, Inc. Prior to her appointment, Ms. Hall served as the Chief Executive Officer and director of M2 Ingredients, Inc. from February 2018 to October 2022. Ms. Hall also serves as a director of SideChef Group Limited and Fieldless Farms, Inc., and previously served as a director of Baby Gourmet Foods, Inc. from May 2018 to December 2020. Prior to 2018, Ms. Hall held senior executive positions at Johnson & Johnson, where she was President, North America of The Neutrogena Corporation, and The Coca-Cola Company, where she was Senior Vice President and General Manager of Consumer Marketing. Ms. Hall holds a B.A. in History from Leeds University in England.

Katie Cox. Katie Cox has served as our Chief Accounting Officer since July 25, 2023. Prior to her appointment, Ms. Cox had been the Company’s Head of Financial Planning and Analysis since June 2022. Prior to her joining the Company, Ms. Cox served as the Director of Financial Planning and Analysis for Catalent Pharma Solutions, a subsidiary of Catalent, Inc., and as the Finance Manager of Baxter Pharmaceutical Solutions, LLC, a subsidiary of Baxter Healthcare, Inc. from August 2005 to September 2019. Ms. Cox holds an MBA from Indiana Wesleyan University and a B.A. in Psychology from Indiana University Bloomington.

Craig Sheehan. Mr. Sheehan has served as our Chief Commercial Officer since June 2021 when he joined the Company following the Company’s acquisition of the Viactiv brand and business. For the prior four years before joining the Company, Mr. Sheehan was the senior executive responsible for the Viactiv brand of products with the prior owner, Adare Pharmaceuticals, Inc. Prior to Adare Pharmaceuticals, Inc., Mr. Sheehan spent 20 years in various marketing leadership positions at Church & Dwight, responsible for such iconic, science-backed brands as Arm & Hammer®, First Response®, OxiClean®, and Vitafusion®. Mr. Sheehan holds an MBA and a B.A. in Chemistry from Rutgers University.

Robert N. Weingarten. Robert N. Weingarten has been a Director since June 2015 and Chairman of the Board of Directors since July 2020. Since June 2020, Mr. Weingarten has served as the Company’s non-employee corporate secretary. Previously, Mr. Weingarten served as Lead Director on our Board of Directors from January 2017 to March 2020. He is an experienced business consultant and advisor with an ongoing consulting practice focused on accounting and financial compliance for public companies. Since 1979, he has provided financial consulting and advisory services and served on boards of directors of numerous public companies in various stages of development, operation or reorganization. Since August 2020, Mr. Weingarten has been the Vice President and Chief Financial Officer of Lixte Biotechnology Holdings, Inc. (NASDAQ-CM: LIXT). Mr. Weingarten received a B.A. in Accounting from the University of Washington in 1974, an M.B.A. in Finance from the University of Southern California in 1975, and is a Certified Public Accountant (inactive) in the State of California. Mr. Weingarten has considerable accounting and finance experience, particularly with regard to public company reporting requirements. The Company believes that Mr. Weingarten’s accounting and finance experience qualifies him to serve on the Board of Directors and as Chairman of the Audit Committee.

Mark Goldstone. Mark Goldstone has been a Director since June 2015. Mr. Goldstone has over 25 years of experience in the healthcare industry, encompassing operations, commercialization, consulting, mergers and acquisitions and venture capital. He has led some of the largest specialist consulting and communications groups in the world and was a founding partner at Forepont Capital (VC). Previously, he was Chief Operating Officer of EuroRSCG Life (now Havas), Global CEO of healthcare at top brand and business consultancy, Interbrand and Worldwide President of Doyle, Dane and Bernbach global healthcare businesses. He has developed successful commercialization strategies and programs from early-stage and market development, to product launch and late-stage lifecycle management for blue-chip pharmaceutical and packaged goods companies including Pfizer, Merck, Novartis, Bayer, GSK, Sanofi, Colgate Palmolive, L’Oreal, Danone, Johnson & Johnson, Roche. Mr Goldstone began his career as a clinical Pharmacist and is a member of the Royal Pharmaceutical Society. He is board member of the prestigious Galien Foundation and the Industry Advisory Board for the UK Government’s BRCD initiative. Mr. Goldstone’s breadth of experience in sales, marketing and strategic transactions in the healthcare industry is particularly useful to the Company as it develops its business, commercializes it products and builds its marketing channels. The Company believes that these experiences and qualifications make Mr. Goldstone particularly suitable to serve as a Director and guide the Company in the complexities of the life science and healthcare services industries.

Donald A. Gagliano, M.D. Donald A. Gagliano, M.D., has served as a Director since the Company’s initial public offering on April 9, 2019. Additionally, Dr. Gagliano has been a member of our Scientific Advisory Board since June 2015. Since October 2018, Dr. Gagliano has been the principal of GMIC LLC, which provides healthcare consultation services primarily for health systems engineering and ophthalmology subject matter expertise. Dr. Gagliano does not currently hold any directorships and has not held any directorships within the past five years. From April 2013 to October 2013, Dr. Gagliano was the Vice President for Global Medical Affairs for Bausch+Lomb, Inc. From 2016 to present, Dr. Gagliano has served as the President and Immediate Past President of the Prevention of Blindness Society. From November 2008 to March 2013, Dr. Gagliano served under the Assistant Secretary of Defense for Health Affairs as the first Executive Director of the Joint Department of Defense and Department of Veterans Affairs Vision Center of Excellence. In 1975, Dr. Gagliano graduated from the US Military Academy at WestPoint with a degree in Engineering. In 1981, he received a Bachelor of Science in medicine from Chicago Medical School and in 1998 he received his Master of Healthcare Administration from Penn State University. Dr. Gagliano’s breadth of experience in the healthcare industry is particularly useful to the Company as it develops its business, commercializes products and builds its marketing channels. The Company believes that these experiences and expertise make Dr. Gagliano particularly suitable to serve as a Director and guide the Company in the complexities of the life science and healthcare services industries and to provide scientific expertise to the Company.

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

Corporate Governance

Board Leadership Structure

Robert N. Weingarten has served as the Chairman of the Board of Directors since July 2020 after having served as Lead Director from June 2017 through March 31, 2020. Jan Hall serves as our Chief Executive Officer and President. We believe that this structure is the most effective structure for us and our stockholders at this time because the Chairman (i) can provide the Chief Executive Officer with frequent guidance and feedback on her performance and assist with the public reporting functions, (ii) provides a more effective channel for the Board of Directors to express its views on management and the Company’s strategic goals, and (iii) allows the Chairman to focus on stockholder interests and corporate governance while providing our Chief Executive Officer with the ability to focus her attention on managing our day-to-day operations and executing the Company’s strategic plans. As Mr. Weingarten has experience with advising boards of directors and senior management with respect to management and other business aspects, he is particularly well-suited to serve as Chairman.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Role in Risk Oversight

Management is responsible for managing the risks that we face. The Board of Directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of the full Board of Directors in reviewing our strategic objectives and plans is a key part of their assessment of management’s approach and tolerance to risk. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate. In setting our business strategy, our Board of Directors assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk for the Company.

Director Independence

The listing rules of The Nasdaq Capital Market require that independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of The Nasdaq Capital Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of the Company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company’s Board of Directors has undertaken a review of the independence of the Company’s directors and considered whether any director has a material relationship that could compromise their ability to exercise independent judgment in carrying out their responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board of Directors has determined that each of Messrs. Weingarten, Goldstone and Gagliano and Mrs. Griggs, representing currently all of the Company’s directors, are “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the listing standards of The Nasdaq Capital Market. In making these determinations, the Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and any transactions involving them described in the section captioned “Certain Relationships and Related Transactions and Director Independence”.

Committees of the Board of Directors

In October 2018, the Board of Directors established an audit committee and a compensation committee. In October 2021, the Board of Directors established a nominating and corporate governance committee. In May 2023, the Board of Directors established an investment banking committee. Each of the committees are comprised and have the responsibilities described below. Each of the below committees has a written charter, or operates according to resolutions, approved by the Company’s Board of Directors. Each of the committees reports to the Company’s Board of Directors as such committee deems appropriate and as the Company’s Board of Directors may request.

The composition and functions of each committee are described below.

Name	Independent	Audit	Compensation	Nominating and Corporate Governance	Investment Banking Committee**
Robert N. Weingarten	X	X*	X	X	X*
Mark Goldstone	X	X	X*	X*	X
Donald A. Gagliano, M.D.	X	X
Michaela Griggs	X		X	X

* Chairperson of the committee

** Described below

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

The Company’s audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market. The audit committee met six times during the year ended December 31, 2023.

Compensation Committee

The Company’s compensation committee is currently comprised of Mark Goldstone, Robert N. Weingarten and Michaela Griggs. Mr. Goldstone serves as the chairperson of the compensation committee. The Company’s Board of Directors has determined that each member of the compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of The Nasdaq Capital Market. Each member of the compensation committee is a non-employee director as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of the compensation committee is to oversee the Company’s compensation policies, plans and benefit programs and to discharge the responsibilities of the Company’s Board of Directors relating to compensation of its executive officers. The responsibilities of the compensation committee include, among other things:

●	reviewing and approving, or recommending to the Board of Directors for approval, compensation of the Company’s executive officers;

●	reviewing and recommending to the Board of Directors for approval the compensation of directors;

●	overseeing the Company’s overall compensation philosophy and compensation policies, plans and benefit programs for service providers, including the Company’s executive officers;

●	reviewing, approving and making recommendations to the Company’s Board of Directors regarding incentive compensation and equity plans; and

●	administering the Company’s equity compensation plans.

The compensation committee formally met once during the year ended December 31, 2023.

Nominating and Corporate Governance Committee

On October 22, 2021, the Board of Directors formed a stand-alone nominating and corporate governance committee. The Company’s nominating and corporate governance committee is currently comprised of Robert N. Weingarten, Mark Goldstone and Michaela Griggs. Mr. Goldstone serves as the chairperson of the nominating and corporate governance committee. The Company’s Board of Directors has determined that each member of the nominating and corporate governance committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of The Nasdaq Capital Market. The purpose of the nominating and corporate governance committee is to, among other things, identify individuals qualified to become members of the Company’s Board of Directors and recommend to the Board of Directors the persons to be nominated for election as directors and to each committee of the Board of Directors. The nominating and corporate governance committee is responsible for reviewing the appropriate characteristics, skills and experience required for the Board of Directors as a whole and its individual members. In evaluating the suitability of individual candidates the nominating and corporate governance committee considers many factors, including the following:

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

The nominating and corporate governance committee did not meet during the year ended December 31, 2023.

Investment Banking Committee

On May 31, 2023, the Company’s Board of Directors formed a stand-alone investment banking committee. The investment banking committee is currently comprised of Robert Weingarten and Mark Goldstone. Mr. Weingarten serves as chairperson of the investment banking committee. The Company established the investment banking committee to explore transactions designed to maximize stockholder value and to work with the Company’s exclusive financial advisor, Alantra Partners (“Alantra”).

Throughout this months-long process that has led the Company to enter into a definitive transaction document to sell its Viactiv® brand and business, the investment banking committee met at least weekly with Alantra, the Company’s management and, at times, the Company’s legal counsel and other professional advisors, to monitor and review the process and the state of the various discussions occurring with the potential transaction participants. The investment banking committee also met informally numerous times during the year ended December 31, 2023. The Board of Directors met numerous times since the establishment of the investment banking committee to receive updates on the process. On July 19, 2023, the investment banking committee met to review the status of the Company’s exploration of a sale of the Viactiv® brand and business being conducted by Alantra, discuss certain tax issues and approvals that might be necessary to address, and reverse merger and recapitalization opportunities in the event the Company decided to move forward with a sale of the Viactiv® brand and business.

The investment banking committee formally met once during the year ended December 31, 2023, in addition to the meetings described above.

Code of Business Conduct and Ethics

The Company’s Board of Directors adopted a code of business conduct and ethics applicable to its employees, directors and officers in accordance with applicable U.S. federal securities laws and the corporate governance rules of The Nasdaq Capital Market. The code of business conduct and ethics is publicly available on the Company’s website. Any substantive amendments or waivers of the code of business conduct and ethics or code of ethics for senior financial officers may be made only by the Company’s Board of Directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of The Nasdaq Capital Market.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2023 and 2022 to (i) our Chief Executive Officers, and (ii) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2023 (we refer to these individuals as the “Named Executive Officers”).

Executive	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Jan Hall, Chief Executive Officer (1) and President	2023	$370,000	$-	$-	$-	$370,000
	2022	$-	$-	$-	$-	$-

Bret Scholtes, Former Chief Executive Officer, President and Director (2)	2023	$412,000	$-	$-	$-	$412,000
	2022	$411,000	$-	$-	$-	$411,000

Craig Sheehan, Chief Commercial Officer (3)	2023	$257,500	$200,000	$-	$-	457,500
	2022	$256,875	$-	$-	$-	$256,875

Katie Cox, Chief Accounting Officer (4)	2023	$225,000	$50,000	$-	$-	$275,000
	2022	$-	$-	$-	$-	$-

Jeffrey Benjamin, Former Chief Accounting Officer (5)	2023	$257,500	$-	$-	$-	$257,500
	2022	$256,875	$-	$-	$-	$256,875

(1) Ms. Hall was appointed as President and Chief Executive Officer of the Company on June 19, 2023.

(2) Effective as of June 9, 2023, Mr. Scholtes terminated his employment as Chief Executive Officer and President of the Company and resigned as a member of the Board of Directors.

(3) Mr. Sheehan was appointed as Chief Commercial Officer of the Company on June 2, 2021.

(4) Ms. Cox was appointed as Chief Accounting Officer of the Company on July 25, 2023. Prior thereto, Ms. Cox served as the Company’s Head of Financial Planning and Analysis since June 2022.

(5) Effective July 25, 2023, Mr. Benjamin terminated his employment as Chief Accounting Officer of the Company.

Employment Agreements

Jan Hall

On May 28, 2023, the Company entered into an employment agreement, which was amended April 3, 2024 (the “Hall Employment Agreement”) with Ms. Hall pursuant to which Ms. Hall would serve as President and Chief Executive Officer of the Company effective as of June 19, 2023 (the “Hall Effective Date”). The term of the Hall Employment Agreement commenced on the Effective Date and continues until terminated by either party for any reason. Pursuant to the Hall Employment Agreement, Ms. Hall receives an annual base salary of $370,000 (the “Hall Base Salary”), subject to withholding, and payable in accordance with the Company’s regular payroll practices. Ms. Hall is eligible to receive a target bonus of up to 100% of the Base Salary, subject to achievement of annual Company and individual performance objectives as established by the Board of Directors (the “Bonus”), prorated for 2023. The Bonus is paid, to the extent earned, in the calendar year following the calendar year for which the performance objectives are established. The Hall Employment Agreement provides for a transaction bonus of $300,000 in the event a Change of Control (as defined in the Company’s 2018 Equity Incentive Plan (the “2018 Plan”)) occurs by June 30, 2024, subject to satisfying certain conditions, including continued employment through the occurrence of the Change of Control, and, if requested by the Company, her agreement to provide customary transition services to the Company, compliance with any restrictive covenants, and a release of claims. In addition, the Hall Agreement provides that if Ms. Hall earns the transaction bonus, such bonus represents the full annual bonus for the 2023 calendar year.

On May 30, 2023, Ms. Hall was granted awards under the 2018 Plan for 10,000 stock options (the “Hall Options”) at an exercise price of $6.0. The Hall Options vest and become exercisable ratably in eight installments over a period of two years, with one-eighth of the Hall Options vesting each fiscal quarter commencing on September 30, 2023, subject to continued service, and shall vest in full upon a Change in Control (as defined in the 2018 Plan). In addition, Ms. Hall is eligible to participate in such retirement, life insurance, fringe and other employee benefit plans that the Company maintains for its full-time employees (collectively, the “Benefits”), and is be eligible to be reimbursed for reasonable documented business expenses. Furthermore, any compensation paid to Ms. Hall will be subject to clawback as may be required by law or the Company’s clawback policy.

In the event that Ms. Hall terminates her employment for Good Reason (as defined in the Hall Employment Agreement), or the Company terminates her employment without Cause (as defined in the Hall Employment Agreement), Ms. Hall is entitled to severance in the form of nine months of Hall Base Salary continuation, which is increased to twelve months of Hall Base Salary continuation if termination occurs on or after May 17, 2024, payable in accordance with the Company’s normal payroll practices, with the first payment commencing within 45 days of the termination date. The Hall Employment Agreement also provides (i) that in the event the Company terminates Ms. Hall’s employment without Cause and a Change of Control closes on or prior to June 30, 2024, the Company shall pay or provide to Ms. Hall continuation of group health benefits for the severance period, and (ii) that the Company, in its sole discretion, may pay Ms. Hall’s severance in a lump sum to the extent permissible under Section 409A of the Internal Revenue Code (the “Code”); provided, however, in the event Ms. Hall becomes engaged or retained, as an employee, consultant, independent contractor, advisor, or otherwise, on a full-time basis by the acquirer or an affiliate of the acquirer in such Change of Control within 90 days of her termination of employment, Ms. Hall will be required to repay the Company her full severance amount, plus any fees or expenses incurred by the Company to collect such severance payments.

Katie Cox

On September 21, 2023, the Company entered into an employment agreement (the “Cox Employment Agreement”) pursuant to which Ms. Cox was appointed as Chief Accounting Officer of the Company effective as of July 25, 2023. On April 3, 2024, the Company entered into an amendment (the “Cox Amendment”) with Ms. Cox to the Cox Employment Agreement. Ms. Cox’s annual base salary is $225,000 (the “Cox Base Salary”). Pursuant to the Cox Employment Agreement, Ms. Cox is eligible to participate in such retirement, life insurance, fringe and other employee benefit plans that the Company maintains for its full-time employees, and is eligible to be reimbursed for reasonable documented business expenses. Furthermore, any compensation paid to Ms. Cox will be subject to clawback as may be required by the Company’s clawback policy.

In the event that Ms. Cox terminates her employment for Good Reason (as defined in the Cox Employment Agreement) or the Company terminates her employment without Cause (as defined in the Cox Employment Agreement), Ms. Cox will be entitled to severance in the form of three months of the Cox Base Salary and continuation of group health benefits during the severance period. The Cox Amendment (i) provides that in the event the Company terminates Ms. Cox’s employment without Cause (as defined in the Cox Employment Agreement), including due to a Change in Control (as defined in the Cox Employment Agreement) that occurs on or prior to June 30, 2024, and the orderly wind-down and liquidation of the Company following such Change in Control, Ms. Cox will be entitled to severance in the form of nine months of the Cox Base Salary to be paid in one lump sum within 60 days of Ms. Cox’s termination date and continuation of the Cox Benefits; (ii) provides her with a $25,000 transaction bonus (“Cox Transaction Bonus”) in the event the Transaction closes on or prior to June 30, 2024 and Ms. Cox satisfies certain enumerated conditions such as Ms. Cox’s devoted contribution to a successful completion of the Transaction, continued employment with the Company, its successor or acquiror through the closing date of the Transaction and the payment date, compliance with any restrictive covenants set forth in the Cox Employment Agreement or any other written agreement with the Company or its affiliate, and execution and non-revocation of a release of claims, and if requested by the Company, her agreement to provide customary transition services to the Company; and (iii) provides her with a $50,000 retention bonus (“Cox Retention Bonus”) subject to Ms. Cox’s continued employment with the Company though the closing date of a subsequent Change of Control, continued employment with the Company through the orderly wind-down and liquidation of the Company following such subsequent Change of Control and compliance with any restrictive covenants, and if requested by the Company, her agreement to enter into, and continued compliance with the terms of, a suitable consulting agreement with the Company.

Prior to her appointment as Chief Accounting Officer, Ms. Cox served as the Company’s Head of Financial Planning and Analysis since June 2022. On May 18, 2023, Ms. Cox entered into a retention agreement with the Company (the “Cox Retention Agreement”), pursuant to which Ms. Cox received a $50,000 bonus on December 31, 2023. The Cox Amendment terminated the Cox Retention Agreement.

Craig Sheehan

The Company and Mr. Sheehan entered into an employment agreement (the “Sheehan Employment Agreement”), dated June 2, 2021 (the “Sheehan Effective Date”), pursuant to which Mr. Sheehan serves as the Company’s Chief Commercial Officer. Mr. Sheehan’s annual base salary is $250,000. The Sheehan Employment Agreement provides that Mr. Sheehan shall have an annual target cash bonus opportunity of no less than 50% of his base salary (the “Sheehan Bonus”) based on the achievement of Company and individual performance objectives to be determined in good faith by the Board of Directors and in consultation with Mr. Sheehan. Mr. Sheehan was not awarded a bonus for the year ended December 31, 2022. Furthermore, any compensation paid to Mr. Sheehan will be subject to clawback as may be required by law or the Company’s clawback policy.

The initial term of the Sheehan Employment Agreement was one year, with automatic one-year renewals, unless either party provides written notice of a non-renewal in accordance with the terms of the Sheehan Employment Agreement (the “Sheehan Term”).

Mr. Sheehan is also entitled to certain other benefits consistent with those provided to other senior executives of the Company. In addition, effective as of the Sheehan Effective Date, Mr. Sheehan was granted awards under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) for 1,000 stock options (the “Sheehan Options”) at an exercise price of $80.50 per share, and 1,000 restricted shares of the Company’s common stock (the “Sheehan Shares”). The Sheehan Options and the Sheehan Shares vest and become exercisable ratably over three years from June 30 of each year commencing on June 30, 2022, subject to continued service, and shall vest in full upon a Change in Control (as defined in the 2018 Plan).

In the event that Mr. Sheehan terminates his employment for Good Reason (as defined in the Sheehan Employment Agreement) or the Company terminates his employment without Cause (as defined in the Sheehan Employment Agreement), Mr. Sheehan will be entitled to severance in the form of six months of the Sheehan Base Salary, continuation of group health benefits during the severance period, any annual bonus for the year prior to the year in which his employment terminates, and a prorated annual bonus for the year in which his employment terminates. On April 3, 2024, the Company entered into an amendment (the “Sheehan Amendment”) with Mr. Sheehan to the Sheehan Employment Agreement. The Sheehan Amendment (i) provides him with a $35,000 bonus in the event his employment is terminated by the Company without Cause (as defined in the Sheehan Employment Agreement), following a Change of Control (as defined in the Sheehan Employment Agreement) that closes on or prior to June 30, 2024, and (ii) provides that the Company, in its sole discretion, may pay Mr. Sheehan’s severance in a lump sum to the extent permissible under Section 409A of the Code; provided, however, in the event Mr. Sheehan becomes engaged or retained, as an employee, consultant, independent contractor, advisor, or otherwise, on a full-time basis by the acquirer or an affiliate of the acquirer in such Change of Control within 90 days of his termination of employment, Mr. Sheehan will be required to repay the Company his full severance amount, plus any fees or expenses incurred by the Company to collect such severance payments.

On June 1, 2023, the Company entered into a bonus agreement with Mr. Sheehan (the “Sheehan Bonus Agreement”), pursuant to which Mr. Sheehan was eligible to receive a bonus of up to $200,000 during 2023 (the “Sheehan 2023 Bonus”) subject to his continued employment and compliance with the restrictive covenants set forth in the Sheehan Employment Agreement. Mr. Sheehan was paid the first tranche of the Sheehan 2023 Bonus in the amount of $50,000 on July 15, 2023 and was paid the remaining portion of the Sheehan 2023 Bonus in the amount of $150,000 on December 31, 2023.

Bret Scholtes

Mr. Scholtes resigned from his roles as the Company’s President and Chief Executive Office and a member of the Board of Directors on June 9, 2023. The Company and Mr. Scholtes had previously entered into an employment agreement (the “Scholtes Employment Agreement”), effective on January 6, 2021 (the “Scholtes Effective Date”), pursuant to which Mr. Scholtes’ most recent annual base salary was $412,000. The Scholtes Employment Agreement provided that Mr. Scholtes would have an annual target cash bonus opportunity of no less than his annual base salary based on the achievement of Company and individual performance objectives to be determined in good faith by the Board of Directors in advance and in consultation with Mr. Scholtes. Mr. Scholtes was not awarded a bonus for the year ended December 31, 2023.

The initial term of the Scholtes Employment Agreement was through December 31, 2023, with automatic one-year renewals, unless either party provides written notice of a non-renewal in accordance with the terms of the Scholtes Employment Agreement. The Scholtes Employment Agreement also included standard benefits, as well as customary non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in the Company’s industry.

In addition, effective as of the Scholtes Effective Date, Mr. Scholtes was granted an award of a number of stock options equal to 1% of the issued and outstanding number of shares of the Company’s common stock (the “Stock Options”) pursuant to the Company’s 2018 Plan, at an exercise price equal to the closing price of the Company’s common stock on the Scholtes Effective Date. One-third of the Stock Options vested and became exercisable the first anniversary of the Scholtes Effective Date, and the balance of the Stock Options vest ratably in equal installments for the 24 months thereafter, subject to continued service, and shall vest in full upon a Change in Control (as defined in the 2018 Plan). Additionally, the Company granted unvested shares of common stock in an amount equal to1% of the number of shares of Company common stock issued and outstanding on the Scholtes Effective Date (the “Stock Grant”) to Mr. Scholtes under the 2018 Plan. The shares underlying the Stock Grant became vested in full on January 6, 2022. All options granted to Mr. Scholtes have expired or were otherwise forfeited by Mr. Scholtes.

Outstanding Equity Awards as of December 31, 2023

The following table provides information regarding outstanding stock options and restricted stock unit awards held by each of our named executive officers that were outstanding as of December 31, 2023. There were no stock awards or other equity awards outstanding as of December 31, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Jan Hall	2,500	7,500	(1)	-	-	-	-		-	-	-
Craig Sheehan	666	334	(2)	-	80.50	6/2/2031	333	(3)	$1,778	-	-
Katie Cox	-	-		-	-	-	-		-	-	-

(1) One-eighth of the shares subject to the option vested on September 30, 2023, one-eighth of the shares subject to the option vested on December 31, 2023 and the remainder of the stock options will vest in one-eighth increments every fiscal quarter.

(2) One-third of the stock options vested on June 30, 2022, one-third of the stock options vested on June 30, 2023 and the remainder of the stock options shall vest on June 30, 2024.

(3) “RSUs” related to 1,000 shares of the Company’s common stock were granted to Mr. Sheehan on June 2, 2021 under the Company’s 2018 Plan. The RSUs, subject to Mr. Sheehan’s continued employment, vested 33.3% on June 30, 2022, 33.3% on June 30, 2023, and the remainder vest on June 30, 2024.

Director Compensation

Only independent directors receive compensation for their service on the Board of Directors. The Company accrued or paid compensation to its directors for serving in such capacity during the fiscal year ended December 31, 2023, as shown in the table below.

	Cash Fees	Option Awards(1)	Total

Mark Goldstone	$72,500	$2,599	$75,099
Robert Weingarten	$110,000	$2,599	$112,599
Donald A. Gagliano	$25,000	$2,599	$27,599
Michaela Griggs	$25,000	$2,599	$27,599

(1) On December 5, 2019, the Board of Directors adopted a director compensation program for the Company’s independent directors consisting of both cash and equity compensation, beginning in 2020. In May 2023, the Board of Directors adopted a director compensation program for the Company’s independent directors who serve on the investment banking committee consisting of cash compensation.

Cash Compensation (payable quarterly)

●	Board service (independent members) - $20,000 per year
●	Chair of the Board -$60,000 per year (additional to board service compensation)
●	Chair of the Audit Committee – additional $10,000 per year
●	Chair of the Compensation Committee – additional $5,000 per year
●	Member of the Audit Committee – additional $5,000 per year
●	Member of the Compensation Committee – additional $2,500 per year
●	Chair of the Nominating and Corporate Governance Committee – additional $7,500 per year (established in October 2021)
●	Member of the Nominating and Corporate Governance Committee – additional $2,500 per year (established in October 2021)
●	Chair of the Investment Banking Committee – additional $5,000 per month, commencing on June 1, 2023
●	Member of the Investment Banking Committee – additional $5,000 per month, commencing on June 1, 2023

Equity Compensation

●	Initial grant for new director – five-year stock option to purchase 833 shares of Company common stock at the closing price of the Company’s common stock on the grant date, vesting 50% on the grant date and the remainder vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service.

●	Annual grant – five-year stock option to purchase 334 shares of Company common stock granted on the earlier of the date of the Company’s annual meeting of stockholders or the last business day of the month ending June 30, vesting 12.5% on the last day of each subsequent calendar quarter-end until fully vested, subject to continued service.

For 2023, stock option awards issued to members of the Company’s Board of Directors had an exercise price of $7.78 per share, which was the closing price of our stock on Nasdaq on the grant date of such shares.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2023.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	22,748	$77.72	177,252
Equity compensation plans not approved by security holders	1,835	-	-
Total	24,583		177,252

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 25, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 25, 2024, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 1,284,156 shares of common stock outstanding on April 25, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of April 25, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

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

Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage
Directors and Executive Officers:
Bret Scholtes(1)	8,363		*	%
Robert N. Weingarten(2)	8,850		*	%
Mark Goldstone(3)	5,476		*	%
Donald A. Gagliano(4)	1,143		*	%
Michaela Griggs(5)	1,303		*	%
Jeffrey Benjamin	-		*	%
Craig Sheehan(6)	1,332		*	%
Jan Hall(7)	3,750		*	%
Katie Cox	-		*	%
All Officers and Directors as a Group (9 persons)(8)	21,854		18.92%
5% or Greater Shareholders:
Bradley Radoff(9) 227 Kirby Drive Unit 29L Houston, Texas 77098	243,000		18.92%
Great Point Capital LLC(10) 200 West Jackson Blvd. Chicago, Illinois 60606	159,652		12.43%
Hudson Bay Capital Management LP(11) 28 Havemeyer Place, 2nd Floor Greenwich, Connecticut 06830	141,535	(12)	9.99%
Intracoastal Capital LLC(13) 245 Palm Trail Delray Beach, Florida 33483	100,000	(14)	7.8%

*	Less than 1%.

(1)	Includes (i) 5,900 shares of common stock; and (ii) 2,463 shares of common stock underlying options. Does not include 595 shares of common stock underlying options.

(2)	Includes (i) 6,875 shares of common stock and (ii) 1,975 shares of common stock underlying options. Does not include 210 shares of common stock underlying options.

(3)	Includes (i) 3,501 shares of common stock and (ii) 1,975 shares of common stock underlying options. Does not include 210 shares of common stock underlying options.

(4)	Includes (i) 555 shares of common stock and (ii) 588 shares of common stock underlying options. Does not include 210 shares of common stock underlying options.

(5)	Includes 1,303 shares of common stock underlying options. Does not include 210 shares of common stock underlying options.

(6)	Includes (i) 666 shares of common stock and (ii) 666 shares of common stock underlying options. Does not include 334 shares of common stock underlying options and 666 restricted stock units.

(7)	Includes 3,750 shares of common stock underlying options. Does not include 6,250 shares of common stock underlying options.

(8)	Includes 10,258 shares of common stock underlying options held by all directors and officers as a group. Does not include 7,423 shares of common stock underlying options held by all directors and officers as a group.

(9)	Based on a Form 4 filed by Bradley Louis Radoff and the Radoff Family Foundation (“Radoff”) on January 11, 2023, Radoff holds 243,000 shares of common stock, consisting of 217,900 shares of common stock owned directly by Bradley Louis Radoff and 25,100 shares of common stock owned by the Radoff Family Foundation.

(10)	Based on a Form 3 filed with the SEC by Great Point Capital LLC (“GPC”) on April 3, 2024.

(11)	Pursuant to the Schedule 13G/A filed by Hudson Bay Capital Management LP (“Hudson Bay”) on February 5, 2024 (the “Hudson Bay 13G”), Sandra Gerber serves as the investment manager of Hudson Bay and has voting control and investment discretion over the securities reported herein that are held by Hudson Bay. As a result, Ms. Gerber may be deemed to have beneficial ownership (as determined under Section 13(D) of the Exchange Act) of the securities reported herein that are held by Hudson Bay. Ms. Gerber disclaims beneficial ownership of these securities. The address of Hudson Bay is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(12)	Pursuant to the Hudson Bay 13G, this amount represents warrants to purchase up to 141,535 shares of common stock. The warrants contain an ownership limitation such that the holder may not exercise such warrants to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(13)	Pursuant to the Schedule 13G/A filed by Intracoastal Capital LLC (“Intracoastal”) on February 6, 2024 (the “Intracoastal 13G”), Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities reported herein that are held by Intracoastal. The address of Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483.

(14)	Pursuant to the Intracoastal 13G, this amount represents warrants to purchase up to 100,000 shares of common stock. The warrants contain an ownership limitation such that the holder may not exercise such warrants to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal years ended December 31, 2023 and December 31, 2022 we were not a party to any transactions in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed to the Company by Weinberg & Company, P.A., the Company’s independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	Years Ended December 31,
	2023	2022
Audit Fees	$230,641	$192,135
Audit-Related Fees	-	-
Tax Fees	62,703	103,863
All Other Fees	2,700	35,060
Total	$296,044	$331,058

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

All Other Fees

Other fees represent fees for service related primarily to our filing of certain registration statements in connection with capital raising transactions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits:

See item 15(b) below.

(b)	Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation and amendment thereto (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)
3.2	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report Form 8-K on February 1, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2019 and incorporated herein by reference)
3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019)
3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)
3.7	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
3.8	Certificate of Designation of Series D Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
4.1**	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024)
4.2	Form of Series A/B Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
4.5	Warrant Agency Agreement dated as of February 23, 2022, by and between Guardion Health Sciences, Inc., and V Stock Transfer, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.1+	Form of Indemnification Agreement (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)
10.2	Intellectual Property Assignment Agreement with David W. Evans and VectorVision, Inc. dated as of September 29, 2017 (filed with the Company’s Current Report on Form 8-K on October 5, 2017 and incorporated herein by reference)
10.3	Consulting Agreement with David W. Evans dated as of September 29, 2017 (filed with the Company’s Current Report on Form 8-K on October 5, 2017 and incorporated herein by reference)
10.4+	Guardion Health Sciences, Inc. 2018 Equity Incentive Plan (filed with the Company’s Definitive Proxy Statement on Schedule 14A on October 22, 2018 and incorporated herein by reference)
10.5	Warrant Agreement, including form of Warrant, made as of August 15, 2019, between the Company and Vstock Transfer LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2019)
10.6	Warrant Agreement, including form of Series B Warrant, made as of October 30, 2019, between the Company and Vstock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019)
10.7+	Employment Agreement, by and between the Company and Bret Scholtes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2020)
10.8	Equity Purchase Agreement, dated May 18, 2021, by and among the Company, Adare Pharmaceuticals, Inc., and Activ Nutritional, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2021)

10.9+	Employment Agreement by and between the Company and Jeffrey Benjamin dated July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2021)
10.10+	Employment Agreement by and between the Company and Craig Sheehan dated June 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021)
10.11	Lease Termination Agreement by and between the Company and Cal-Sorrento, Ltd. dated September 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.13	Placement Agency Agreement dated as of February 18, 2022, by and among Guardion Health Sciences, Inc., Roth Capital Partners, LLC and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)
10.14+	Amendment to the 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2022)
10.15	Form of Securities Purchase Agreement dated November 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
10.16	Form of Registration Rights Agreement dated November 29, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
10.17	Form of Side Letter dated November 29, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)
10.18+	Employment Agreement by and between the Company and Janet Hall dated May 28, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2023)
10.19+	Bonus Agreement by and between the Company and Craig Sheehan dated June 1, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)
10.20+	Retention Agreement dated as of May 18, 2023 by and between Guardion Health Sciences, Inc. and Katherine Cox (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2023)
10.21+	Employment Agreement dated as of September 21, 2023 by and between Guardion Health Sciences, Inc. and Katie Cox (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2023)
10.22	Equity Purchase Agreement by and among Doctor’s Best Inc., Activ Nutritional, LLC, Viactiv Nutritionals, Inc. and Guardion Health Sciences, Inc. dated as of January 30, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024)
10.23	Amendment to Employment Agreement, dated as of April 3, 2024, by and between Guardion Health Sciences, Inc. and Janet Hall (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024)
10.24	Amendment to Employment Agreement, dated as of April 3, 2024, by and between Guardion Health Sciences, Inc. and Katie Cox (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024)
10.25	Amendment to Employment Agreement, dated as of April 3, 2024, by and between Guardion Health Sciences, Inc. and Craig Sheehan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024)
21.1**	List of Subsidiaries
23.1**	Consent of Weinberg & Company, P.A.
24.1**	Power of Attorney (included on signature page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Guardion Health Sciences, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is formatted in Inline XBRL

* Filed herein

** Previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the SEC on March 29, 2024, which is being amended hereby

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024	GUARDION HEALTH SCIENCES, INC.

	By:	/s/ Jan Hall
Name: Jan Hall
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan Hall	Chief Executive Officer and President	April 29, 2024
Jan Hall	(Principal Executive Officer)

/s/ Katie Cox	Chief Accounting Officer	April 29, 2024
Katie Cox	(Principal Financial and Accounting Officer)

/s/ Robert N. Weingarten	Chairman of the Board of Directors	April 29, 2024
Robert N. Weingarten

/s/ Mark Goldstone	Director	April 29, 2024
Mark Goldstone

/s/ Donald A. Gagliano	Director	April 29, 2024
Donald A. Gagliano

/s/ Michaela Griggs	Director	April 29, 2024
Michaela Griggs

