Form 10-Q
period 2024-03-31
Guardion Health Sciences, Inc.
filed 2024-05-13
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, there were 1,284,156 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

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

Actual results could differ materially from those contained in forward-looking statements. Many factors could cause actual results to differ materially from those in forward-looking statements, including those matters discussed below. Readers are urged to read the risk factors set forth in our recent filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in other documents we file with the SEC from time to time.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of our management as of the date of this Quarterly Report on Form 10-Q. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law. We qualify all the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31
	(Unaudited)	2023

Assets

Current assets
Cash and cash equivalents	$5,605,035	$6,359,646
Accounts receivable, net	2,103,325	2,274,394
Inventories, net	2,134,213	2,677,112
Prepaid expenses and other current assets	539,209	573,780
Total current assets	10,381,782	11,884,932

Property and equipment, net	25,089	33,245
Total assets	$10,406,871	$11,918,177

Liabilities, Preferred Stock and Stockholders’ Equity

Current liabilities
Accounts payable	$413,294	$614,122
Accrued expenses	857,805	704,912
Total current liabilities	1,271,099	1,319,034
Warrant derivative liability – long-term	5,721,688	2,453,100
Total liabilities	6,992,787	3,772,134

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 1,284,156 shares and 1,275,238 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,284	1,275
Additional paid-in capital	101,725,811	101,711,035
Accumulated deficit	(98,313,011)	(93,566,267)
Total stockholders’ equity	3,414,084	8,146,043
Total liabilities, preferred stock and stockholders’ equity	$10,406,871	$11,918,177

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue
Nutritional supplements	$2,918,526	$3,091,447
Ocular products	81,119	94,242
Total revenue	2,999,645	3,185,689

Cost of goods sold
Nutritional supplements	1,776,479	1,781,827
Ocular products	44,167	68,560
Total cost of goods sold	1,820,645	1,850,387

Gross Profit	1,179,000	1,335,302

Operating expenses
Research and development	3,168	62,734
Sales and marketing	361,908	598,655
General and administrative	1,834,669	2,050,252
Transaction costs related to pending disposition of business	529,690	87,668
Loss on disposal of fixed assets	3,366	-
Total operating expenses	2,732,801	2,799,309

Loss from operations	(1,553,801)	(1,464,007)

Other income (expense):
Change in fair value of warrant derivative liability	(3,268,588)	1,898,100
Interest income, net	75,645	98,998
Total other income (expense)	(3,192,943)	1,997,098

Net income (loss)	$(4,746,744)	$533,091

Net income (loss) per common share – basic and diluted	$(3.71)	$0.42
Weighted average common shares outstanding – basic and diluted	1,280,306	1,267,340

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	1,275,238	$1,275	$101,711,035	$(93,566,267)	$8,146,043
Fair value of vested stock options	-	-	12,615	-	12,615
Fair value of vested restricted stock	-	-	2,170	-	2,170
Common stock issued upon exercise of warrants	8,918	9	(9)	-	-
Net loss	-	-	-	(4,746,744)	(4,746,744)
Balance at March 31, 2024	1,284,156	$1,284	$101,725,811	$(98,313,011)	$3,414,084

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	1,267,340	$1,267	$101,640,955	$(93,724,300)	$7,917,922
Fair value of vested stock options	-	-	25,182	-	25,182
Fair value of vested restricted stock	-	-	5,329	-	5,329
Net income	-	-	-	533,091	533,091
Balance at March 31, 2023	1,267,340	$1,267	$101,671,466	$(93,191,209)	$8,481,524

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,
	2024	2023

Operating Activities
Net income (loss)	$(4,746,744)	$533,091
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,790	4,792
Loss on disposal of fixed asset	3,366	-
Fair value of vested stock options	12,615	25,182
Fair value of vested restricted common stock	2,170	5,329
Change in fair value of warrant derivative liability	3,268,588	(1,898,100)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	171,069	(22,393)
Inventories	542,899	58,501
Prepaid expenses	34,571	97,235
Increase (decrease) in:
Accounts payable	(200,828)	(629,483)
Operating lease liability	-	(3,807)
Accrued expenses	152,893	(49,557)
Net cash used in operating activities	(754,611)	(1,879,210)

Investing Activities
Purchase of property and equipment	-	(1,654)
Net cash used in investing activities	-	(1,654)

Financing Activities
Redemption of preferred stock	-	(5,250,000)
Net cash used in financing activities	-	(5,250,000)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(754,611)	(7,130,864)
Balance at beginning of period	6,359,646	15,905,490
Balance at end of period	$5,605,035	$8,774,626

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

1. Organization and Business Operations

Business

Guardion Health Sciences, Inc. (the “Company”) is a clinical nutrition company that develops and distributes clinically supported dietary supplements. The Company offers a portfolio of science-based, clinically supported products designed to support consumers, healthcare professionals and providers, and their patients.

Pending Disposition of Substantially all of the Company’s Business and Operations

On January 30, 2024, the Company, Viactiv Nutritionals, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Viactiv”), and Activ Nutritional LLC, a Delaware limited liability corporation, which is wholly-owned by Viactiv (“Activ”), entered into an Equity Purchase Agreement (the “Agreement”) with Doctor’s Best Inc., a Delaware corporation (“Doctor’s Best”). Pursuant to the Agreement, Doctor’s Best agreed to acquire all of the outstanding equity interests of Activ from Viactiv (the “Transaction”) for aggregate cash consideration to the Company of $17,200,000 and subject to the terms and conditions contained in the Agreement.

Activ owns the Company’s Viactiv® brand and business, which accounted for 97.3% and 97.0% of the Company’s total operating revenue for the three months ended March 31, 2024 and 2023, respectively, and 97.2% and 96.3% of the Company’s total operating revenue for the years ended December 31, 2023 and 2022, respectively. See Note 9 for additional information with regard to this Transaction.

Nasdaq Listing and Reverse Stock Split

The Company’s common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “GHSI”. On January 6, 2023, the Company effected a 1-for-50 reverse split of its outstanding shares of common stock in order to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq. However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq over time, or that it will be successful in maintaining compliance with any of the other continued listing requirements of Nasdaq.

Liquidity

For the three months ended March 31, 2024, the Company incurred a net loss of $(4,746,744), a loss from operations of $(1,553,801), and used cash in operating activities of $(754,611). The Company has a history of operating losses and negative cash flows. Even though the Company’s management identified certain indicators including, among others, the current period loss from operations, the potential impact of inflation and general economic uncertainty, and the continuing costs with respect to the pending sale of its Viactiv brand and business, management concluded these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As of March 31, 2024, the Company had $5,605,035 of cash, and working capital (including cash) of $9,110,684, and management determined that it is probable that the Company will be able to fund its current operating plan and meet all of its obligations due within one year from the date these financial statements are issued.

However, this determination is based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict, and which involve unknown risks and uncertainties that may individually or materially impact the matters discussed herein for a variety of reasons that are outside the control of the Company. These matters include, but are not limited to, the pending sale of the Viactiv brand and business, including whether the sale is approved by the stockholders of the Company at its upcoming Special Meeting of Stockholders scheduled for May 23, 2024 (the “Special Meeting”), whether the sale is closed on an expeditious basis, and whether the voluntary plan of liquidation and dissolution (the “Plan of Liquidation and Dissolution”) is approved by stockholders at the Special Meeting or any adjournment thereof. Any or all of these factors could adversely impact the Company’s operating cash flows in future periods. On April 8, 2024, the Company filed a Definitive Proxy Statement with the United States Securities and Exchange Commission (the “SEC”) in order to solicit the approval of the Company’s stockholders of record on April 5, 2024 in connection with the Plan of Liquidation and Dissolution.

In the event that the Transaction does not close, the amount and timing of future cash requirements will depend, in part, on the Company’s ability to ultimately achieve operating profitability. The Company expects to continue to incur net losses and negative operating cash flows in the near-term and will continue to incur significant expenses for the development, commercialization and distribution of its clinical nutrition products (including the Viactiv® product line) and the successful development and commercialization of new products and product lines. The Company may also utilize cash to fund acquisitions of complementary businesses, product lines or brands.

In the event that the Transaction does not close, the Company may seek to raise additional debt and/or equity capital to fund future operations, but there can be no assurances that the Company will be able to secure such additional financing in the amounts necessary to fully fund its operating requirements on acceptable terms or at all. If the Company is unable to access sufficient capital resources on a timely basis, the Company may be forced to reduce or discontinue its product development programs or curtail or cease operations.

The continuing impact of the actions by the Federal Reserve to address inflation, most notably increases in interest rates, rising energy prices and increasing labor costs create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2023 and 2024, and will continue to impact business during the remainder of 2024. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher operating costs for the business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the SEC for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2023 and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Viactiv Nutritionals, Inc. and NutriGuard Formulations, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company operates and reports in one segment, which consists of the development and distribution of clinically supported dietary supplements. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, which is the Company’s President and Chief Executive Officer.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ materially from those estimates.

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

At March 31, 2024 and December 31, 2023, the allowance for doubtful accounts was $0 and $1,840, respectively.

Revenue by product:

	Three Months Ended March 31,
	2024	2023

Nutritional supplements	$2,918,526	$3,091,447
Ocular products	81,119	94,242
	$2,999,645	$3,185,689

Third-Party Outsourcing

The Company derives substantially all of its revenue from the sale of products using a third-party fulfillment center to provide order processing and sales fulfillment, customer invoicing and collections, and product warehousing. Substantially all of the Company’s products are shipped through the third-party fulfillment center to the customer. Shipping charges to customers are included in revenues. In addition, the Company uses the third-party fulfillment center to provide sales and inventory management, and certain marketing and promotional services.

The Company outsources the production of substantially all of its products with a third party that manufactures and packages the finished products under a product supply agreement.

Costs incurred related to third-party outsourcing, which includes manufacturing, order processing and fulfillment, customer invoicing, collections and warehousing, were approximately $1,509,600 and $1,937,000 for the three months ended March 31, 2024 and 2023, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees, and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $102,435 and $146,820 for the three months ended March 31, 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $337,364 and $479,866 for the three months ended March 31, 2024 and 2023, respectively.

Concentrations

Revenue. During the three months ended March 31, 2024, the Company had two customers that accounted for an aggregate of 72% of total revenue. The largest customer accounted for 46% of the Company’s total revenue, the second largest customer accounted for 26% of the Company’s total revenue. During the three months ended March 31, 2023, the Company had three customers that accounted for 80% of the Company’s total revenue. The largest customer accounted for 59% of the Company’s total revenue, the second largest customer accounted for 11% of the Company’s total revenue and the third largest customer accounted for 10% of the Company’s revenue. No other customer accounted for more than 10% of revenue during the three months ended March 31, 2024 and 2023.

Accounts receivable. As of March 31, 2024, the Company had accounts receivable from two customers which comprised approximately 81% of its accounts receivable. The largest customer accounted for 61% of the accounts receivable total and the other customer accounted for 20%. As of December 31, 2023, the Company had accounts receivable from one customer which comprised approximately 57% of its accounts receivable and one customer that accounted for 18% of its accounts receivable. No other customer accounted for more than 10% of accounts receivable as of March 31, 2024 and December 31, 2023.

Purchases from vendors. During the three months ended March 31, 2024 and 2023, the Company utilized one manufacturer for most of its production and packaging of its dietary supplement products. Total purchases from this manufacturer accounted for approximately 40% of all purchases during the three months ended March 31, 2024 and approximately 49% of all purchases during the three months ended March 31, 2023. The Company utilized a firm to manage and handle media and advertising of its dietary supplement products. Total purchases from this vendor accounted for approximately 10% and 13% of all purchases during the three months ended March 31, 2024 and 2023, respectively. No other vendors accounted for more than 10% of purchases during the three months ended March 31, 2024 and 2023.

Accounts payable. As of March 31, 2024, two vendors accounted for 82% of total accounts payable. One vendor accounted for 72% and a second vendor accounted for 10% of the accounts payable at March 31, 2024. As of December 31, 2023, one vendor accounted for 91% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of March 31, 2024 and December 31, 2023.

Cash and cash equivalents. Cash and cash equivalents consist of funds deposited with BMO Harris Bank(“BMO”), a major, established, high quality financial institution in short-term (original maturity of generally 60 days or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy and are valued using the net asset value (“NAV”) per share of the money market fund. The Company has an overnight investment feature established with BMO whereby the Company’s cash is swept into a Money Market Mutual Fund managed by Goldman Sachs Asset Management. This fund invests solely in high quality U.S. government issued securities. As of March 31, 2024, $5,605,035 included in cash and cash equivalents was held in the Goldman Sachs Financial Square Government Institutional Fund, a fund that is not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Stock-Based Compensation

Stock-based awards for stock options and restricted stock awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Compensation – Stock Compensation. The estimated fair value of stock options granted to employees in exchange for services is measured at the grant date, using a fair value-based method, such as a Black-Scholes option valuation model, and is recognized as an expense on a straight-line basis over the requisite service periods. The assumptions used in the Black-Scholes option pricing model such as risk-free interest rates, expected volatility, expected life, and future dividends could materially affect compensation expense recorded in future periods. The fair value of restricted stock units is measured at the grant date based on the closing market price of the Company’s common stock on the date of grant and is recognized as an expense on a straight-line basis over the requisite service periods. Recognition of compensation expense for non-employees is accounted for in the same period and manner as if the Company had paid cash for the services.

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net loss by the weighted-average common shares outstanding during the period, excluding shares of unvested restricted common stock outstanding. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Shares of vested restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are vested. Dilutive potential common shares include shares from unexercised warrants and options. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company experienced a net loss for the three months ended March 31, 2024 and net income for the three months ended March 31, 2023. Although the Company reported net income for the three months ended March 31, 2023, using the treasury stock method for the period from January 1, 2023 to the redemption of the preferred stock on February 8, 2023, under the most advantageous pricing approach, there was no material change to the diluted net income per share as reported.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	March 31,
	2024	2023

Warrants	736,438	1,526,701
Options	20,577	12,459
Unvested restricted common stock	333	667
	757,348	1,539,827

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$5,721,688	$5,721,688
Total liabilities	$-	$-	$5,721,688	$5,721,688

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$2,453,100	$2,453,100
Total liabilities	$-	$-	$2,453,100	$2,453,100

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended March 31, 2024 as follows:

March 31, 2024

Balance as of beginning of period – December 31, 2023	$2,453,100
Change in fair value of warrant derivative liability	3,268,588
Balance as of end of period – March 31, 2024	$5,721,688

As of March 31, 2024 and December 31, 2023, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in the statement of operations (see Note 5).

The Company believes the carrying amounts of certain financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to the short-term nature of such instruments and are excluded from the fair value tables above.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. ASU-2023-07 also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company adopted ASU 2023-07 effective January 1, 2024, and there was no material impact on the Company’s financial position, results of operations and cash flows.

Other recent accounting pronouncements and guidance issued by FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31,	December 31,
	2024	2023

Raw materials	$35,405	$35,404
Finished products	2,098,808	2,641,708
	$2,134,213	$2,677,112

4. Operating Leases

The Company leases its corporate office space located in Houston, Texas, with lease payments of approximately $3,000 per month under a month-to-month lease. Leases with the duration of less than 12 months are not recognized on the balance sheet and are expensed on a straight-line basis over the lease term.

5. Warrant Derivative Liability

At March 31, 2024 and December 31, 2023, the Company had 690,100 and 740,000 Series A warrants outstanding, respectively, exercisable at $7.57 per share (the “Series A Warrants”), which expire in February 2027. The Series A Warrants contain certain anti-dilution provisions, including a down round provision and certain cash redemption rights.

In addition, the Series A Warrants contain a provision which requires that the exercise price of such warrants be adjusted to the volume weighted average price of the Company’s common stock for the five trading days immediately following effectiveness of a reverse stock split if such calculation resulted in an exercise price below the then-current exercise price. The Company determined that this provision represented a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Series A Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. Accordingly, the Series A warrants are classified as a derivative liability. In January 2023, in conjunction with the effectiveness of the Company’s reverse stock split, the exercise price of the Series A warrants was adjusted downward to $7.57 per share.

The fair value of the warrant liability at March 31, 2024 and at December 31, 2023 was $5,721,688 and $2,453,100, respectively. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected probability of event occurrence, including stock splits, stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant or valuation date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the Company’s historical rate, which the Company anticipates remaining at zero. The derivative liabilities were valued using a binomial lattice model with the following assumptions:

	Series A Warrants
	March 31, 2024	December 31, 2023

Common stock market price	$9.09	$5.34
Exercise price	7.57	7.57
Expected term (in years)	2.9	3.15
Expected volatility	191.60%	97.60%
Expected dividend yield	-	-
Risk-free interest rate	4.40%	4.10%
Total fair value	$5,721,688	$2,453,100

6. Redeemable Preferred Stock (Temporary Equity, redeemed in full in February 2023)

On November 29, 2022, the Company issued and sold, in a private placement, 495,000 shares of the Company’s Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), and 5,000 shares of the Company’s Series D Redeemable Preferred Stock (the “Series D Preferred Stock,” and together with the Series C Preferred Stock, the “Preferred Stock”). During the three months ended March 31, 2023, the Preferred Stock was redeemed in full for $5,250,000 cash, consisting of $4,750,000 in gross proceeds from the issuance of the Preferred Stock, plus an additional $500,000 to fund a 105% redemption price. There were no conversions of the Preferred Stock into common stock.

7. Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2024 and December 31, 2023, there were 1,284,156 shares and 1,275,238 shares of common stock issued and outstanding.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

December 31, 2023	786,701	$8.96	3.12
Granted	-	-	-
Forfeitures	-	-	-
Expirations	(363)	-	-
Exercised	(49,900)	-	-
March 31, 2024, all exercisable	736,438	$9.00	2.87

The exercise prices of warrants outstanding and exercisable as of March 31, 2024 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices

727,100	$7.57
9,338	$120.00
736,438

During the three months ended March 31, 2024, 49,900 Series A Warrants were exercised on a cashless basis, resulting in the issuance of 8,918 shares of common stock. Based on the closing price of the Company’s common stock on March 31, 2024 of $9.02 per share, the aggregate intrinsic value of warrants outstanding as of March 31, 2024 was $1,054,295.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

December 31, 2023	20,577	$77.72	7.60
Granted	-	-	-
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
March 31, 2024, outstanding	20,577	$77.72	7.39
March 31, 2024, exercisable	13,153	$116.19	6.76

The exercise prices of options outstanding and exercisable as of March 31, 2024 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices

10,000	3,750	$6.01
1,344	1,344	7.35
1,344	504	7.78
841	841	45.50
1,002	668	80.50
1,008	1,008	88.00
840	840	116.70
336	336	162.33
3,862	3,862	300.00
20,577	13,153

The Company accounts for share-based payments in accordance with ASC 718, Compensation – Stock Compensation, wherein grants are measured at the grant date fair value and charged to operations ratably over the vesting periods.

During the three months ended March 31, 2024 and 2023, there were no grants of options to purchase shares of common stock.

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

For the three months ended March 31, 2024 and 2023, the Company recognized aggregate share-based compensation expense of $12,615 and $25,182, respectively, related to the fair value of vested options.

As of March 31, 2024, the Company had an aggregate of 7,424 remaining unvested options outstanding, with a remaining fair value of approximately $123,000 to be amortized over an average of 4.5 years. Based on the closing price of the Company’s common stock on March 31, 2024 of $9.02 per share, the aggregate intrinsic value of options outstanding as of March 31, 2024 was $34,138.

Restricted Common Stock

During the three months ended March 31, 2024 and 2023, there were no grants of restricted common stock.

During the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation expense of $2,170 and $5,329, respectively, related to vested restricted shares. At March 31, 2024, there was $2,170 of unvested compensation related to the non-vested shares that will be amortized over a remaining vesting period of 0.25 years.

The following table summarizes restricted common stock activity for the three months ended March 31, 2024:

	Number of shares	Fair value of shares

Non-vested shares, December 31, 2022	333	$80.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares, March 31, 2023	333	$80.50

8. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company did not record any provision for income taxes, as the Company incurred losses during such periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets for all periods presented as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

9. Commitments and Contingencies

Legal Proceedings

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of the management of the Company, adequate provision has been made in the Company’s financial statements at March 31, 2024 and December 31, 2023 with respect to any such matters.

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on its business, operating results, cash flows or financial condition.

Pending Disposition of Substantially all of the Company’s Business and Operations

On January 30, 2024, the Company, Viactiv Nutritionals, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Viactiv”), and Activ Nutritional LLC, a Delaware limited liability corporation, which is wholly-owned by Viactiv (“Activ”), entered into an Equity Purchase Agreement (the “Agreement”) with Doctor’s Best Inc., a Delaware corporation (“Doctor’s Best”). Pursuant to the Agreement, Doctor’s Best agreed to acquire all of the outstanding equity interests of Activ from Viactiv (the “Transaction”) for aggregate cash consideration to the Company of $17,200,000 (the “Base Purchase Price”), with $1,700,000 of the Base Purchase Price being placed in a third-party escrow account pursuant to the terms of the Agreement, and the Base Purchase Price being subject to adjustment as provided in the Agreement based upon the working capital of Activ at the time of closing (the “Closing”). Doctor’s Best is a wholly-owned subsidiary of Kingdomway USA Corp., the U.S. subsidiary holding company of Xiamen Kingdomway Group Company, which is listed on the Shenzhen Stock Exchange.

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

The Series A Warrant agreement (see Note 5) contains a cash settlement provision whereby the holders of the warrants can elect to settle the warrants for cash based on the Black-Scholes value of the warrant, as defined, upon the occurrence of certain fundamental transactions, as defined, such as a change of control, or the sale or disposition of all or substantially all of the Company’s assets. Management believes that the pending disposition described above, if consummated, would meet the definition of a fundamental transaction and would result in the Company being required to purchase the Series A Warrants from the holders by cash payment equal to the Black-Scholes value of the Series A warrants.

Management currently estimates that the liability to the Company associated with these warrants based on information currently available to the Company is approximately $5,700,000. That amount could increase or decrease based on a number of factors that are outside the control of the Company. Such factors include, among others, the trading and price volatility of the Company’s common stock, the number of warrant holders that may elect to exercise their warrants in accordance with their terms prior to the closing of the Transaction and forego their put rights, and the number of warrant holders that exercise their put rights in accordance with the terms of the warrants. To the extent that this obligation is triggered and exercised by the warrant holders, the Company would need to make such payments out of its available cash and/or the Transaction proceeds, and any such payments will reduce the amount each Company stockholder would be able to receive from any liquidating distributions.

In the event that the Company’s stockholders approve the transaction at its upcoming Special Meeting of Stockholders scheduled for May 23, 2024 (the “Special Meeting”), and the transaction closes, the Company would be left with minimal operations. The Board of Directors has determined that it is advisable and in the best interests of the Company and the its stockholders to approve a voluntary dissolution and liquidation of the Company pursuant to a Plan of Liquidation and Dissolution, which, if approved, would authorize the Company to liquidate and dissolve in accordance with its terms, but such decision would be subject to the Company’s ability to abandon or delay the Plan of Dissolution in the event that the Board of Directors determines that another transaction would be in the best interests of the Company’s stockholders. Assuming the approval of the Plan of Liquidation and Dissolution by the Company’s stockholders at the Special Meeting, the decision of whether or not to proceed with the dissolution and when to file the Certificate of Dissolution will be made by the Board of Directors in its sole discretion.

10. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than disclosed below, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

On April 8, 2024, the Company filed a Definitive Proxy Statement with the SEC in order to solicit the approval of the Company’s stockholders of record on April 5, 2024 in connection with the Transaction and the Plan of Liquidation and Dissolution.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc., individually, or as the context requires, collectively with its subsidiaries.

Overview

We are a clinical nutrition company that develops and distributes clinically supported dietary supplements. The Company offers a portfolio of science-based, clinically supported products designed to support retail consumers, healthcare professionals and providers, and their patients by supporting bone health, eye health, cardiovascular health, and brain health through nutrients such as Calcium, Vitamin D, Vitamin K, Carotenoids, and Omega-3s.

Recent Developments

Agreement to Sell Activ Nutritional LLC

On January 30, 2024, the Company, Viactiv Nutritionals, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Viactiv”), and Activ Nutritional LLC, a Delaware limited liability corporation, which is wholly-owned by Viactiv (“Activ”), entered into an Equity Purchase Agreement (the “Agreement”) with Doctor’s Best Inc., a Delaware corporation (“Doctor’s Best”). Pursuant to the Agreement, Doctor’s Best agreed to acquire all of the outstanding equity interests of Activ from Viactiv (the “Transaction”) for aggregate cash consideration to the Company of $17,200,000 (the “Base Purchase Price”), with $1,700,000 of the Base Purchase Price being placed in a third-party escrow account pursuant to the terms of the Agreement, and the Base Purchase Price being subject to adjustment as provided in the Agreement based upon the working capital of Activ at the time of closing (the “Closing”). Doctor’s Best is a wholly-owned subsidiary of Kingdomway USA Corp., the U.S. subsidiary holding company of Xiamen Kingdomway Group Company, which is listed on the Shenzhen Stock Exchange.

The sale of Activ, as contemplated by the Purchase Agreement (the “Transaction”), is conditioned upon receiving approval from our stockholders, and such approval is also required under Delaware law, as the sale of Activ, which owns the Viactiv® brand and business, accounted for 97.2% and 96.3% of our total operating revenue for the years ended December 31, 2023, and 2022, respectively, and 97.3% and 97.0% of our total operating revenue for the three months ended March 31, 2024 and 2023, respectively, and thus constitutes a sale of substantially all of our assets and revenue-generating operations. The Transaction contemplated by the Purchase Agreement is the result of a broad review of strategic alternatives by our board of directors (the “Board”). The Board has determined that it is advisable and in the best interests of the Company and the Company’s stockholders to approve the Transaction. In the event that the Transaction closes, the Company will be left with minimal operations.

The Series A Warrant agreement contains a cash settlement provision whereby the holders of the warrants can elect to settle the warrants for cash based on the Black-Scholes value of the warrant, as defined, upon the occurrence of certain fundamental transactions, as defined, such as a change of control, or the sale or disposition of all or substantially all of the Company’s assets. Management believes that the pending disposition described above, if consummated, would meet the definition of a fundamental transaction and would result in the Company being required to purchase the Series A Warrants from the holders by cash payment equal to the Black-Scholes value of the Series A warrants.

Management currently estimates that the liability to the Company associated with these warrants based on information currently available to the Company is approximately $5,700,000. That amount could increase or decrease based on a number of factors that are outside the control of the Company. Such factors include, among others, the trading and price volatility of the Company’s common stock, the number of warrant holders that may elect to exercise their warrants in accordance with their terms prior to the closing of the Transaction and forego their put rights, and the number of warrant holders that exercise their put rights in accordance with the terms of the warrants. To the extent that this obligation is triggered and exercised by the warrant holders, the Company would need to make such payments out of its available cash and/or the Transaction proceeds, and any such payments will reduce the amount each Company stockholder would be able to receive from any liquidating distributions.

Potential Dissolution

In the event that the Company’s stockholders approve the Transaction and the Transaction closes, the Board has determined that it is advisable and in the best interests of the Company and the Company’s stockholders to approve a voluntary dissolution and liquidation of the Company (the “Dissolution”) pursuant to a plan of dissolution (the “Plan of Dissolution”), which, if approved, will authorize the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution, but subject to the Company’s ability to abandon or delay the Plan of Dissolution in the event that the Board determines that another transaction would be in the best interest of the Company’s stockholders and further in accordance with the terms thereof. Assuming the approval of the Dissolution by the Company’s stockholders, the decision of whether or not to proceed with the Dissolution and when to file the Certificate of Dissolution will be made by the Board in its sole discretion.

On April 8, 2024, the Company filed a Definitive Proxy Statement with the United States Securities and Exchange Commission (the “SEC”) in order to solicit the approval of the Company’s stockholders of record on April 5, 2024 in connection with the Transaction and the Dissolution.

Current Business Operations

In June 2021, the Company acquired Activ Nutritional, LLC (“Activ” or “Viactiv”, as the context requires). The acquisition and integration of the Viactiv product line changed our financial position, market profile and brand and operating focus.

For the three months ended March 31, 2024, Viactiv generated net revenues of $2,918,526, which accounted for 97.3% of our total revenues. For the three months ended March 31, 2023, Viactiv generated net revenues of $3,091,447, which accounted for 97.0% of our total revenues.

In order to leverage the Viactiv platform, the Company has continued its focus on new product development and distribution expansion. The Company has added two new products to the Viactiv product line in 2024. In March 2024, the Company introduced a clinically tested 600mg dose form of the Omega Boost Gel Bites product. The current 1200mg dose form of the Omega Boost Gel Bites product will be relaunched as a maximum formula to differentiate it from the 600mg dose offering. In addition to the innovation in the omega-3 segment, the Company launched a magnesium citrate soft chew in April 2024. Both new Viactiv products are available on viactiv.com and on the Amazon platform.

Distribution of Viactiv products, primarily calcium soft chews, is expected to increase during the three months ending June 30, 2024 as a result of the roll-out of approximately 1,200 new distribution points across three grocery chains. In addition, Viactiv products have been listed by a new e-commerce customer that is expected to result in greater online availability of the brand’s products.

To support our ocular business, we reformulated and relaunched Lumega-Z in March 2024 as a drink mix powder at a lower retail price versus the prior liquid formulation to support our current customers and to appeal to new customers. Lumega-Z is available on guardionhealth.com.

Strategic Objectives, Goals and Strategies

We believe that our ability to maximize stockholder value requires that we build a solid corporate foundation and demonstrate growth and commercial success on top of that foundation. We have taken a number of steps over the last two years to strengthen our corporate foundation, including acquiring Viactiv, winding down under-performing assets and operations, hiring key team members, launching new products, strengthening our eCommerce capabilities and streamlining operations.

Nasdaq Listing and Reverse Stock Split

The Company’s common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “GHSI”. On January 6, 2023, the Company effected a 1-for-50 reverse split of its outstanding shares of common stock in order to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq. However, there can be no assurances that the Company will be able to remain in compliance with the $1.00 minimum closing bid price requirement of Nasdaq over time, or that it will be successful in maintaining compliance with any of the other continued listing requirements of Nasdaq.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that impacted our condensed consolidated financial statements and related notes included herein.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q.

Recent Trends – Market Conditions

The Company, along with our suppliers, continue to experience significant broad-based inflation and labor cost pressures. We expect input cost inflation to continue through at least the remainder of 2024. The consequences of higher government deficits and debt, tighter monetary policy, and potentially the continuation of higher long-term interest rates may result in a higher cost of capital for the business and an increase in our operating expenses. Based on industry data, unit volume for vitamins, minerals and supplements has softened in recent months and we expect that may continue in upcoming quarters. We believe that the impact of inflation-based cost increases on the purchasing power of consumers, in combination with the implementation of higher retail prices across brands in the vitamins, minerals and supplements category, is contributing to the softness.

We believe that store traffic in the drug channel has declined due to a decrease in the number of people choosing to have a COVID-19 shot, which results in less traffic to such retail stores. Large retailers, such as Rite Aid and CVS have announced or are in the process of executing significant store-closure programs. The Company has experienced an increase in its Amazon business which may, in part, result from the decline in retail store traffic.

Results of Operations

Through March 31, 2024, we have primarily been engaged in product development and marketing, commercialization of our products and improving our operating efficiencies. We have incurred, and will continue to incur, significant expenditures for the commercialization and development of our products.

Comparison of Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change

Revenue	$2,999,645	$3,185,689	$(186,044)	(5.8)%
Cost of goods sold	1,820,645	1,850,387	(29,742)	(1.6)%
Gross Profit	1,179,000	1,335,302	(156,302)	(11.7)%
Operating Expenses:
Sales and marketing	361,908	598,655	(236,747)	(39.5)%
General and administrative and other	2,367,725	2,137,920	229,805	10.7%
Research and development	3,168	62,734	(59,566)	(95.0)%
Total operating expense	2,732,801	2,799,309	(66,508)	(2.4)%
Loss from Operations	(1,553,801)	(1,464,007)	89,794	6.1%
Other Income (Expense):
Change in fair value of warrant derivative liability	(3,268,588)	1,898,100	(5,166,688)	(272.2)%
Interest income	75,645	98,998	(23,352)	(23.6)%
Total Other Income (Expense)	(3,192,943)	1,997,098	(5,190,040)	(259.9)%
Net Income (Loss)	$(4,746,744)	$533,091	$(5,279,835)	(990.4)%

Revenue

For the three months ended March 31, 2024, revenue from product sales was $2,999,645, as compared to $3,185,689 for the three months ended March 31, 2023, a decrease of $186,044 or 5.8%. The primary reason for the decrease in the period ended March 31, 2024, was phasing of shipments caused by customers pulling forward orders into December 2023 from January 2024 . In addition, the contract manufacturer utilized for Viactiv products experienced unplanned delays in the supply of primary packaging materials throughout the quarter which impacted the Company’s ability to fulfill purchase orders across the Viactiv® product line. A supply chain solution was executed by the contract manufacturer at the end of March enabling the Company to start rebuilding inventory to meet customer needs.

Cost of Goods Sold

For the three months ended March 31, 2024, cost of goods sold was $1,820,645, as compared to $1,850,387 for the three months ended March 31, 2023, a decrease of $29,742 or 1.6%. This decrease was primarily driven by the decrease in revenue from our Viactiv line of products for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Gross Profit

For the three months ended March 31, 2024, gross profit was $1,179,000, as compared to $1,335,302 for the three months ended March 31, 2023, a decrease of $156,302 or 11.7%. This decrease was primarily driven by the decrease in sales during the three months ended March 31, 2024. During the three months ended March 31, 2024, our gross profit percentage was 39.3%, as compared to a gross profit percentage of 41.9% for the three months ended March 31, 2023. The reduction in our gross profit was primarily caused by a decrease in revenue while cost of goods sold remained relatively constant during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Sales and Marketing

For the three months ended March 31, 2024, sales and marketing expenses were $361,908 as compared to $598,655 for the three months ended March 31, 2023, a decrease of $236,747, or 39.5%. The decrease was primarily attributable to managing consumer demand relative to the availability of inventory during the delay in receipt of packaging materials at the contract manufacturing facility during the three months ended March 31, 2024. Sales and marketing costs are primarily attributable to the Viactiv product line and consist mainly of advertising expenses related to our calcium and Omega Boost Gel Bites products.

General and Administrative and other

For the three months ended March 31, 2024, general and administrative and other expenses were $2,367,725 as compared to $2,137,920 for the three months ended March 31, 2023, an increase of $229,805 or 10.7%. The increase in 2024 was primarily driven by an increase of $584,437 in legal fees and other professional fees associated with the Activ Nutritional LLC transaction and the Special Meeting, mostly offset by a decrease in franchise tax expense of $199,449 and payroll expense of $124,955.

Loss from Operations

Loss from operations for the three months ended March 31, 2024 was $(1,553,801) as compared to $(1,464,007) for the three months ended March 31, 2023.

Change in Fair Value of Warrant Derivative Liability

For the three months ended March 31, 2024, the change in the fair value of warrant derivative liabilities related to the Series A warrants was a loss of $3,268,588 as compared to a gain of $1,898,100 for the three months ended March 31, 2023, a decrease of $5,166,688.

Net Income (Loss)

For the three months ended March 31, 2024, we incurred a net loss of $(4,746,744), as compared to net income of $533,091 for the three months ended March 31, 2023.

Liquidity and Capital Resources

For the three months ended March 31, 2024, we incurred a net loss of $(4,746,744), a loss from operations of $(1,553,801), and used cash in operating activities of $(754,611). At March 31, 2024, we had cash and cash equivalents of $5,605,035 and working capital (including cash) of $9,110,684.

The Company has a history of operating losses and negative cash flows. The Company expects to continue to incur net losses and negative operating cash flows in the near-term. Even though the Company’s management identified certain indicators including, among others, the current period loss from operations, the potential impact of inflation and general economic uncertainty, and the continuing costs with respect to the pending sale of its Viactiv brand and business, management concluded these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. As of March 31, 2024, management determined that it is probable that the Company will be able to fund its current operating plan and meet all of its obligations due within one year from the date these financial statements are issued.

However, this determination is based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict, and which involve unknown risks and uncertainties that may individually or materially impact the matters discussed herein for a variety of reasons that are outside the control of the Company. These matters include, but are not limited to, the pending sale of the Viactiv brand and business, including whether the sale is approved by the stockholders of the Company at its upcoming Special Meeting of Stockholders scheduled for May 23, 2024 (the “Special Meeting”), whether the sale is closed on an expeditious basis, and whether the voluntary plan of liquidation and dissolution is approved by stockholders at the Special Meeting or any adjournment thereof. Any or all of these factors could adversely impact the Company’s operating cash flows in future periods.

Our financing has historically come primarily from the sale of common and preferred stock. We will continue to incur significant expenses for continued commercialization activities related to our clinical nutrition product lines and building our infrastructure. Development and commercialization of clinical nutrition products involves a lengthy and complex process. Additionally, our long-term viability and growth may depend upon the successful acquisition, development and commercialization of new complementary products or product lines.

Sources and Uses of Cash and Cash Equivalents

The following table sets forth the Company’s major sources and uses of cash and cash equivalents for each of the following periods:

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(754,611)	$(1,879,210)
Net cash used in investing activities	-	(1,654)
Net cash used in financing activities	-	(5,250,000)
Net decrease in cash and cash equivalents	$(754,611)	$(7,130,864)

Operating Activities

Net cash used in operating activities was $754,611 during the three months ended March 31, 2024, as compared to $1,879,210 for the three months ended March 31, 2023. The decrease of $1,124,599 in cash used in operating activities was primarily due to a decrease in inventories and accounts receivable.

Investing Activities

Net cash provided by investing activities was $0 for the three months ended March 31, 2024, as compared to net cash used in investing activities in the amount of $1,654 for the three months ended March 31, 2023. Cash used in investing activities during the three months ended March 31, 2023 was for the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $0 for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2023 was $5,250,000 and was used to repay in full the holders of the Company’s Preferred Stock issued in November 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s management concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, other than as described herein and below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Risks Related to the Company’s Business

Inflationary Pressures

The Company and its suppliers are experiencing significant broad-based inflation of manufacturing and distribution costs as well as transportation challenges. The Company expects input cost inflation to continue at least throughout 2024. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. Additionally, there have been various economic indicators that the United States economy may be at risk of a recession in upcoming quarters. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

Risk Factors Relating to the Proposal to Approve the Transaction to Sell Activ

If we fail to complete the Transaction, our business may be harmed

We cannot provide assurances that the Transaction will be completed. The closing of the Transaction is subject to a number of conditions, including but not limited to our obtaining stockholder approval of the Purchase Agreement and the absence of a material adverse effect on Activ’s business. If the Transaction is terminated because certain triggering events occur, we would then be required to pay to Doctor’s Best a termination fee of $688,000.

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

We are required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our shares on Nasdaq. Such continued listing requirements for our shares include, among other things, having at least 300 shareholders, 500,000 publicly held shares and a market value of our listed publicly held shares of $1,000,000. In addition, a Nasdaq-listed company must meet at least one of the following standards: (i) stockholders equity of at least $2,500,000; (ii) market value of listed shares of at least $35,000,000; or (iii) net income from continuing operations of $500,000 in the latest fiscal year or in two of the last three fiscal years. We cannot assure you that our shares will be able to meet any of Nasdaq’s continued listing requirements. If our shares do not meet the Nasdaq’s continued listing requirements, Nasdaq may delist our shares from trading on its exchange, which could limit investors’ ability to make transactions in our shares and subject us to additional trading restrictions.

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

Doctor’s Best has represented to the Company in the Purchase Agreement that it will be able to fund the cash purchase price at closing. In order to mitigate any risk associated with Doctor’s Best’s ability to fund the closing purchase price, the Company and Doctor’s Best agreed in the Purchase Agreement, among other things, that Doctor’s Best would deliver (i) at signing, a consent of MUFG Union Bank to the transaction with MUFG Union Bank’s approval of the draw to fund the purchase price (the “MUFG Consent”) in a form satisfactory to the Company, and (ii) a weekly certificate during the interim period from the signing of the Purchase Agreement to the closing of the Transaction pursuant to which the Chief Financial Officer of Doctor’s Best must certify that Doctor’s Best has adequate capacity under its credit facility to fund the purchase price (the “Weekly Certificate”). Doctor’s Best failed to deliver the MUFG Consent at signing but subsequently delivered the MUFG Consent on February 29, 2024. Additionally, Doctor’s Best has periodically failed to deliver certain of the Weekly Certificates when required.

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

The Company will not have any material business or operations following the consummation of the Transaction.

The Viactiv® brand and business accounted for 97.2% and 96.3% of our revenues for the years ended December 31, 2023 and 2022, respectively, and 97.3% and 97.0% of our revenues for the three months ended March 31, 2024 and 2023, respectively. As a result, the sale of Activ to Doctor’s Best constitutes a sale of substantially all of our assets and revenue-generating operations. Following the consummation of the Transaction, the remaining ocular products business will not be material.

Risk Factors Related to the Plan of Dissolution

If our stockholders vote against the Plan of Dissolution proposal, our business could be harmed, and our stockholders could face adverse tax consequences.

If we do not obtain stockholder approval of the Plan of Dissolution proposal, we would have to continue our business operations despite the sale of substantially all of our assets and our announced Dissolution. Assuming the completion of the Transaction, our remaining business assets would not be material and as a result we would have limited assets with which to generate operating revenue and likely will have retained only those employees required to wind-up our corporate existence. Further, we do not intend to invest in another operating business following the closing of the Transaction. Our stockholders could incur an increased stockholder-level tax liability from any distribution made outside the Plan of Dissolution.

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

If stockholders do not approve the Plan of Dissolution, the Company will seek to complete the Transaction, if the Transaction is approved by the stockholders and the other conditions to closing set forth in the Purchase Agreement are satisfied or waived. In that event, the Company will have transferred substantially all of its operating assets to Doctor’s Best and will have limited operations and working capital resources to generate revenue and fund overhead. With limited operations and working capital resources with which to generate revenues and no Plan of Dissolution approved, the Company anticipates that it would use its cash to pay ongoing operating expenses, and the Board would determine whether to make any distributions to stockholders. The Board would have to evaluate the alternatives available to the Company, including, among other things, the possibility of investing the cash received from the Transaction in another operating business, engage in a reverse merger or recapitalization or other strategic transaction. In the event that we make a distribution outside of the Plan of Dissolution, our stockholders could incur an increased stockholder-level tax liability from such distribution.

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

We are required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our securities include, among other things, having at least 300 shareholders, 500,000 publicly held shares and a market value of our listed publicly held securities of $1,000,000. We cannot assure you that our shares will be able to meet any of Nasdaq’s continued listing requirements. If our securities do not meet the Nasdaq’s continued listing requirements, including as a result of the Company’s potential shell company status following the consummation of the Transaction, Nasdaq may delist our securities from trading on its exchange, which could limit the ability of investors to make transactions in our securities and subject us to additional trading restrictions.

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

We currently estimate that the liability to the Company associated with these warrants based on information currently available to the Company is approximately $5,700,000. That amount could increase or decrease based on a number of factors that are outside the control of the Company. Such factors include, among others, the trading and price volatility of our common stock, the number of warrant holders that may elect to exercise their warrants in accordance with their terms prior to the closing of the Transaction and forego their put rights, and the number of warrant holders that exercise their put rights in accordance with the terms of the warrants. To the extent that this obligation is triggered and exercised by the warrant holders, the Company would need to make such payments out of its available cash and/or the Transaction proceeds, and any such payments would reduce the amount each stockholder would be able to receive from any liquidating distributions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation and amendment thereto (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report Form 8-K on February 1, 2019 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2019 and incorporated herein by reference)

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019)

3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

3.7	Certificate of Designation of Series C Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)

3.8	Certificate of Designation of Series D Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022)

10.1	Equity Purchase Agreement by and among Doctor’s Best Inc., Activ Nutritional, LLC, Viactiv Nutritionals, Inc. and Guardion Health Sciences, Inc. dated as of January 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardion Health Sciences, Inc.
(Registrant)

May 13, 2024	By:	/s/ Jan Hall
Jan Hall
Chief Executive Officer
(Principal Executive Officer)

May 13, 2024	By:	/s/ Katie Cox
Katie Cox
Chief Accounting Officer
(Principal Financial and Accounting Officer)

