Form 10-Q
period 2024-06-30
Guardion Health Sciences, Inc.
filed 2024-08-13
CIK 1642375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the Company had 1,284,156 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain information about our expectations, beliefs, plans or intentions regarding our product development and commercialization efforts, research and development efforts, business, financial condition, results of operations, strategies and prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict and that may individually or materially impact the matters discussed herein for a variety of reasons that are outside the control of the Company, including, but not limited to, the completion of the Company’s Plan of Liquidation and Dissolution, the use of the proceeds received from the sale of the Viactiv business, the Company’s decision to continue to fund or wind-down its operations subsequent to the sale of the Viactiv business, the sale or other disposition of the Company’s ocular healthcare business, the exploration, timing and feasibility of alternatives to the Company’s Plan of Liquidation and Dissolution, supply chain disruptions, a potential recession and the condition of the economy in general, the Company’s ability to successfully market its remaining products and inventory, and the Company’s ability to maintain compliance with Nasdaq’s continued listing requirements. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “hopes” and other words of similar meaning.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guardion Health Sciences, Inc.

Condensed Consolidated Balance Sheets

	June 30	December 31
	2024	2023
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$14,822,826	$6,359,646
Accounts receivable	12,734	9,322
Inventories	77,797	97,644
Prepaid expenses and other current assets	378,892	562,565
Current assets of discontinued operations	-	4,855,755
Total current assets	15,292,249	11,884,932

Property and equipment, net	6,654	33,245
Total assets	$15,298,903	$11,918,177

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$113,412	$22,496
Accrued expenses	796,590	499,104
Warrant redemption payable	7,325	-
Current liabilities of discontinued operations	-	797,434
Total current liabilities	917,327	1,319,034
Warrant derivative liability – long-term	631,254	2,453,100
Total liabilities	1,548,581	3,772,134

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 1,284,156 shares and 1,275,238 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,284	1,275
Additional paid-in capital	101,737,719	101,711,035
Accumulated deficit	(87,988,681)	(93,566,267)
Total stockholders’ equity	13,750,322	8,146,043
Total liabilities, preferred stock and stockholders’ equity	$15,298,903	$11,918,177

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Ocular products	$72,918	$79,633	$154,037	$173,874

Cost of goods sold
Ocular products	36,572	86,574	80,738	155,134

Gross profit (loss)	36,346	(6,941)	73,299	18,740

Operating expenses
Research and development	-	-	-	5,183
Sales and marketing	8,088	7,672	11,961	38,547
General and administrative	1,395,721	1,405,771	2,826,754	3,106,585
Loss on disposal of fixed assets	13,863	-	17,229	-
Total operating expenses	1,417,672	1,413,443	2,855,944	3,150,315

Loss from operations	(1,381,326)	(1,420,384)	(2,782,645)	(3,131,575)

Other income (expense)
Change in fair value of warrant derivative liability	(549,320)	(255,300)	(3,817,908)	1,642,800
Cost related to settlement of placement agent warrants	(319,625)	-	(319,625)	-
Interest income, net	117,245	95,534	192,890	194,533
Other income (expense), net	(751,700)	(159,766)	(3,944,643)	1,837,333

Loss from continuing operations	(2,133,026)	(1,580,150)	(6,727,288)	(1,294,242)

Discontinued operations
Income from discontinued operations	200,923	463,837	578,132	798,688
Transaction costs related to sale of discontinued operations	(485,952)	(56,098)	(1,015,642)	(143,766)
Gain on sale of discontinued operations	12,742,385	-	12,742,385	-
Total income from discontinued operations	12,457,356	407,739	12,304,875	654,922
Net income (loss)	$10,324,330	$(1,172,411)	$5,577,587	$(639,320)

Earnings (loss) per share - basic
Loss per share from continuing operations	$(1.66)	$(1.25)	$(5.25)	$(1.02)
Income per share from discontinued operations	9.70	0.32	9.60	0.52
Net income (loss) per share - basic	$8.04	$(0.93)	$4.35	$(0.50)
Weighted average common shares outstanding – basic	1,284,156	1,267,340	1,282,241	1,267,340

Earnings (loss) per share - diluted
Loss per share from continuing operations	$(1.64)	$(1.25)	$(5.22)	$(1.02)
Income per share from discontinued operations	9.60	0.32	9.54	0.52
Net income (loss) per share - diluted	$7.96	$(0.92)	$4.33	$(0.50)
Weighted average common shares outstanding - diluted	1,297,638	1,268,103	1,289,566	1,268,366

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months and Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	1,275,238	$1,275	$101,711,035	$(93,566,267)	$8,146,043
Fair value of vested stock options	-	-	12,615	-	12,615
Fair value of vested restricted stock	-	-	2,170	-	2,170
Common stock issued upon exercise of warrants	8,918	9	(9)	-	-
Net loss	-	-	-	(4,746,744)	(4,746,744)
Balance at March 31, 2024	1,284,156	1,284	101,725,811	(98,313,011)	3,414,085
Fair value of vested stock options	-	-	9,737	-	9,737
Fair value of vested restricted stock	-	-	2,170	-	2,170
Net income	-	-	-	10,324,330	10,324,330
Balance at June 30, 2024	1,284,156	$1,284	$101,737,719	$(87,988,681)	$13,750,322

	Three Months and Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	1,267,340	$1,267	$101,640,955	$(93,724,300)	$7,917,922
Fair value of vested stock options	-	-	25,182	-	25,182
Fair value of vested restricted stock	-	-	5,329	-	5,329
Net income	-	-	-	533,091	533,091
Balance at March 31, 2023	1,267,340	1,267	101,671,466	(93,191,209)	8,481,524

Fair value of vested stock options	-	-	(73,456)	-	(73,456)
Fair value of vested restricted stock	-	-	5,388	-	5,388
Net loss	-	-	-	(1,172,411)	(1,172,411)

Balance at June 30, 2023	1,267,340	$1,267	$101,603,398	$(94,363,620)	$7,241,045

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023

Operating Activities
Net income (loss)	$5,577,587	$(639,320)
Income from discontinued operations	(578,132)	(798,688)
Transaction costs related to sale of discontinued operations	1,015,642	143,766
Gain on sale of discontinued operations	(12,742,385)	-
Net loss from continuing operations	(6,727,288)	(1,294,242)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,361	9,620
Loss on disposal of fixed asset	17,229	-
Fair value of vested stock options	22,352	(48,274)
Fair value of vested restricted common stock	4,341	10,717
Change in fair value of warrant derivative liability	3,817,908	(1,642,800)
Cost related to settlement of placement agent warrants	319,625	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,412)	27
Inventories	19,847	119,153
Prepaid expenses	183,673	(205,421)
Increase (decrease) in:
Accounts payable	90,916	(65,183)
Operating lease liability	-	(3,807)
Accrued expenses	297,486	(89,207)
Net cash used in operating activities of continuing operations	(1,947,962)	(3,209,417)
Net cash provided by operating activities of discontinued operations	113,196	923,705
Net cash used in operating activities	(1,834,766)	(2,285,712)

Investing Activities
Purchase of equipment	-	(3,791)
Proceeds from sale of discontinued operations	16,250,000	-
Net cash provided by (used in) investing activities of continuing operations	16,250,000	(3,791)

Financing Activities
Redemption of warrants	(5,952,054)	-
Redemption of preferred stock	-	(5,250,000)
Net cash used in financing activities of continuing operations	(5,952,054)	(5,250,000)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	8,463,180	(7,539,503)
Balance at beginning of period	6,359,646	15,905,490
Balance at end of period	$14,822,826	$8,365,987

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash financing activities:
Warrant redemption payable	$7,325	$-

See accompanying notes to condensed consolidated financial statements.

Guardion Health Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2024 and 2023

(Unaudited)

1. Organization and Business Operations

Business

Guardion Health Sciences, Inc. (the “Company”) offers science-based, clinically supported products designed for consumer ocular health.

Special Meeting of Stockholders

On May 23, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders considered the following proposals: (i) the sale of all of the outstanding equity interests (the “Transaction”) of Activ Nutritional, LLC (“Activ”), a Delaware limited liability company which owned the Viactiv® brand and business and was the wholly-owned subsidiary of Viactiv Nutritionals, Inc. (“Viactiv”), a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to an equity purchase agreement with Doctor’s Best Inc., a Delaware corporation (“Doctor’s Best”), dated January 30, 2024 (the “Purchase Agreement”); and (ii) the grant of discretionary authority to the Board of Directors of the Company to adjourn the Special Meeting to a later date, to allow for the solicitation of additional proxies only in the event that there were insufficient shares present virtually or represented by proxy voting in favor of the Transaction or the voluntary dissolution and liquidation of the Company pursuant to a Plan of Dissolution.

The Company’s stockholders approved the sale of its Viactiv® brand and business at the Special Meeting. Following this approval, the Company then adjourned the Special Meeting to May 31, 2024 in order to give the Company’s management additional time to solicit proxies from its stockholders to vote in favor of the proposal to adopt the Company’s Plan of Liquidation and Dissolution. On May 31, 2024, the Company convened and held its previously-adjourned Special Meeting of the stockholders, at which the Company’s stockholders approved a proposal for the voluntary dissolution and liquidation of the Company (the “Dissolution”) pursuant to a Plan of Dissolution (the “Plan of Dissolution”), which authorizes the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution, but subject to the Company’s ability to abandon or delay the Plan of Dissolution in accordance with the terms thereof.

Sale of Activ Nutritional, LLC

On May 31, 2024, the Company completed its sale of all of the outstanding equity interests of Activ to Doctor’s Best. The Transaction closed in accordance with the terms and conditions of the Purchase Agreement, pursuant to which Doctor’s Best acquired all of the outstanding equity interests of Activ from Viactiv for aggregate cash consideration to the Company of $17,200,000. Doctor’s Best is a wholly-owned subsidiary of Kingdomway USA Corp., the U.S. subsidiary holding company of Xiamen Kingdomway Group Company, which is listed on the Shenzhen Stock Exchange (see Note 3).

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

Liquidity

During the six months ended June 30, 2024, the Company completed the sale of its Viactiv® brand and business for gross cash proceeds of $17,200,000 and net cash proceeds of $16,250,000.

For the six months ended June 30, 2024, the Company recorded net income of $5,577,587, which included income from discontinued operations of $12,304,875 (consisting of a net gain on sale of discontinued operations of $11,726,743 and income from discontinued operations of $578,132) and used cash in operating activities of $(1,834,766).

As of June 30, 2024, the Company had $14,822,826 of cash, and working capital (including cash) of $14,374,922. Although the Company has a history of operating losses and negative cash flows, management has concluded that it is probable that the Company will be able to fund its current operating plan and meet all of its obligations due within one year from the date that these condensed consolidated financial statements are issued. This determination is subject to a decision by the Board of Directors as to whether or not to declare, and the timing of, one or more cash distributions to the Company’s stockholders in the near-term. The Company expects to make this determination during the quarter ending September 30, 2024.

Accordingly, the Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements also do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern or it adopts the liquidation basis of accounting.

In addition, this determination is based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict, and which involve unknown risks and uncertainties that may individually or materially impact the matters discussed herein for a variety of reasons that are outside the control of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the SEC for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements for the year ended December 31, 2023 and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

On May 31, 2024, the Company completed the sale of all of the outstanding equity interests of Activ (see Note 3). The operations of Activ are reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Viactiv Nutritionals, Inc. and NutriGuard Formulations, Inc. Viactiv Nutritionals, Inc. was dissolved effective July 22, 2024. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information

As a result of the disposition of the Viactiv® brand and business effective May 31, 2024 (see Note 3), at June 30, 3024, the Company operates and reports in one segment, which consists of the development and distribution of clinically supported dietary supplements for ocular health. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, which is the Company’s President and Chief Executive Officer.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ materially from those estimates.

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

At June 30, 2024 and December 31, 2023, the allowance for doubtful accounts was $0 and $0, respectively.

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

Costs incurred related to third-party outsourcing, which includes manufacturing, order processing and fulfillment, and warehousing, were $26,499 and $61,809 for the three months ended June 30, 2024, respectively, and $64,475 and $87,309 for the six months ended June 30, 2024 and 2023, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs for third-party contract manufacturing, packaging, manufacturing fees, and in-bound freight charges.

Shipping Costs

Shipping costs associated with product distribution after manufacture are included as part of cost of goods sold. Shipping and handling expense totaled $7,572 and $8,972 for the three months ended June 30, 2024 and 2023, respectively, and $17,616 and $22,175 for the six months ended June 30, 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $0 and $400 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $1,657 for the six months ended June 30, 2024 and 2023, respectively.

Concentration of Risk

Vendor costs. During the three months ended June 30, 2024, the Company utilized one vendor for its corporate legal advice. Costs associated with this vendor accounted for approximately 48% of total costs during the three months ended June 30, 2024, and approximately 31% of total costs during the three months ended June 30, 2023. One other vendor the Company used for insurance purposes accounted for approximately 42% of total costs during the three months ended June 30, 2023. No other vendors accounted for more than 10% of total costs during the three months ended June 30, 2024 and 2023.

Accounts payable. As of June 30, 2024, three vendors accounted for 75% of total accounts payable. One vendor accounted for 35%, a second vendor accounted for 27% and a third vendor accounted for 13% of the accounts payable at June 30, 2024. As of December 31, 2023, three vendors accounted for 81% of the total accounts payable. One vendor accounted for 55%, a second vendor accounted for 14% and a third vendor accounted for 12% of the accounts payable at December 31, 2023. No other vendor accounted for more than 10% of accounts payable as of June 30, 2024 and December 31, 2023.

Cash and cash equivalents. Cash and cash equivalents consist of funds deposited with BMO Harris Bank (“BMO”), a major, established, high quality financial institution in short-term (original maturity of generally 60 days or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy and are valued using the net asset value (“NAV”) per share of the money market fund. The Company has an overnight investment feature established with BMO whereby the Company’s cash is swept into a Money Market Mutual Fund managed by Goldman Sachs Asset Management. This fund invests solely in high quality U.S. government issued securities. As of June 30, 2024, $14,822,826 included in cash and cash equivalents was held in the Goldman Sachs Financial Square Government Institutional Fund, a fund that is not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net loss by the weighted-average common shares outstanding during the period, excluding shares of unvested restricted common stock outstanding. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Shares of vested restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are vested. Dilutive potential common shares include shares from unexercised warrants and options. Potential common share equivalents have been excluded where their inclusion would be antidilutive.

The following tables reconcile the number of shares of common stock utilized in the earnings per share calculations for the three months and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

Number of common shares - basic	1,284,156	1,267,340
Effect of dilutive securities:
Warrants	10,093	-
Options	3,390	430
Restricted stock awards	-	333
Number of common shares - diluted	1,297,638	1,268,103

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	88,240	1,549,074

	Six Months Ended June 30,
	2024	2023

Number of common shares - basic	1,282,241	1,267,340
Effect of dilutive securities:
Warrants	4,669	693
Options	2,656
Restricted stock awards	-	333
Number of common shares - diluted	1,289,566	1,268,366

Number of potentially dilutive securities excluded from calculation due to antidilutive impact	91,182	1,548,808

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost more than the average fair market value of common stock for the related period. Antidilutive securities also include restricted stock awards with average unrecognized compensation cost in excess of the average fair market value of the common stock for the related period. Antidilutive options and restricted stock awards were excluded from the calculation of diluted net income per share and could become dilutive in future periods.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share:

	June 30,
	2024	2023

Warrants	73,261	1,526,301
Options	17,921	22,507
	91,182	1,548,808

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

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$631,254	$631,254
Total liabilities	$-	$-	$631,254	$631,254

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Warrant derivative liability	$-	$-	$2,453,100	$2,453,100
Total liabilities	$-	$-	$2,453,100	$2,453,100

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended June 30, 2024:

Six Months Ended June 30, 2024

Balance as of beginning of period – December 31, 2023	$2,453,100
Change in fair value of warrant derivative liability	3,817,908
Fair value of warrants redeemed for cash settlement	(5,632,429)
Fair value of warrant redemption payable	(7,325)
Balance as of end of period – June 30, 2024	$631,254

As of June 30, 2024 and December 31, 2023, the Company’s outstanding warrants (except for placement agent warrants) were treated as derivative liabilities and changes in the fair value were recognized in the statement of operations (see Note 5).

The Company believes the carrying amounts of certain financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to the short-term nature of such instruments and are excluded from the fair value tables above.

Recent Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718) Presentation of Financial Statements (“ASU 2023-03”). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As ASU 2023-03 did not provide any new guidance, there was no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statements, including their presentation and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. ASU-2023-07 also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company adopted ASU 2023-07 effective January 1, 2024.The adoption of ASU 2023-07 did not have any impact on the Company’s consolidated financial statements, including their presentation and related disclosures.

Other recent accounting pronouncements and guidance issued by FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Discontinued Operations

Activ owns the Viactiv® brand and business and is the wholly-owned subsidiary of Viactiv Nutritionals, Inc., a wholly-owned subsidiary of the Company. On May 31, 2024 the Company completed the sale of Activ to Doctor’s Best Inc. (see Note 1). The transaction closed in accordance with the terms and conditions of the Purchase Agreement, pursuant to which Doctor’s Best acquired all of the outstanding equity interests of Activ for aggregate cash consideration paid to the Company at closing of $17,200,000 (the “Base Purchase Price”). The carrying amount of the net assets sold (consisting of current assets minus current liabilities) totaled $3,732,615, and the aggregate costs of the transaction incurred during 2024 totaled $1,740,642, resulting in a net gain of $11,726,743 from the sale of Activ for the six months ended June 30, 2024.

The Company received net proceeds at closing of $16,250,000, consisting of the Base Purchase Price less transaction costs paid at closing of $725,000, and $225,000 that was withheld and deposited in a third-party escrow account that was established at closing. At June 30, 2024, the $225,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The amount ultimately receivable by the Company from the escrow account is subject to final post-closing adjustments, if any, as determined by the Company and Doctor’s Best pursuant to the Purchase Agreement.

The foregoing information with respect to the transaction referred to herein is summarized as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Base purchase price	$17,200,000	$17,200,000
Less: Carrying amount of net assets sold	(3,732,615)	(3,732,615)
Gain on sale before transaction costs	13,467,385	13,467,385
Less: Transaction costs paid at closing	(725,000)	(725,000)
Gain on sale, per statement of operations	12,742,385	12,742,385
Other transaction costs incurred during 2024	(485,952)	(1,015,642)
Net gain on sale	$12,256,433	$11,726,743

The operations of Activ are reported for all periods as discontinued operations in the Company’s condensed consolidated financial statements. The following table summarizes the results of discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$1,889,472	$2,710,184	$4,807,998	$5,801,631
Cost of goods sold	1,138,504	1,453,976	2,914,982	3,235,803
Research and development	-	77,200	3,168	134,750
Sales and marketing	330,618	407,408	688,653	975,189
General and administrative	219,427	307,763	623,063	657,201
Income from operations	200,923	463,837	578,132	798,688
Other income (loss):
Transaction costs related to sale of discontinued operations	(485,952)	(56,098)	(1,015,642)	(143,766)
Gain on sale of discontinued operations	12,742,385	-	12,742,385	-
Total other income (loss)	12,256,433	(56,098)	11,726,743	(143,766)
Income from discontinued operations	$12,457,356	$407,739	$12,304,875	$654,922

The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations at May 31, 2024 and December 31, 2023. The total current assets and total current liabilities of discontinued operations are presented separately in the accompanying consolidated balance sheet at December 31, 2023:

	May 31,	December 31,
	2024	2023
	(Unaudited)

Assets
Accounts receivable, net	$1,912,252	$2,265,072
Inventories, net	2,628,194	2,579,469
Prepaid expenses and other current assets	215,753	11,214
Total current assets of discontinued operations	4,756,199	4,855,755

Liabilities
Accounts payable	900,424	591,626
Accrued expenses	123,160	205,808
Total current liabilities of discontinued operations	1,023,584	797,434

Net assets of discontinued operations	$3,732,615	$4,058,321

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

Raw materials	$34,400	$35,404
Finished products	43,397	62,240
	$77,797	$97,644

5. Operating Leases

The Company leases its corporate office space located in Houston, Texas, pursuant to a short-term lease with payments of approximately $3,000 per month. Leases with the duration of less than 12 months are not recognized on the balance sheet and are expensed on a straight-line basis over the lease term as incurred.

6. Warrant Derivative Liability

In February 2022, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. Included in the offering were 740,000 Series A Warrants and 740,000 Series B Warrants.

The Series A and Series B warrants contained certain antidilution provisions, including a down round provision and certain cash redemption rights. In addition, the warrants contained a provision which required that the exercise price of such warrants be adjusted to the volume weighted average price of the Company’s common stock for the five trading days immediately following effectiveness of a reverse stock split if such calculation resulted in an exercise price below the then-current exercise price. The Company determined that this provision represented a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the warrants were not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. Accordingly, these warrants were classified as a derivative liability.

During 2023, Series B Warrants were exercised into 7,649 shares of common stock and the remainder of the 732,351 Series B Warrants expired on August 24, 2023. As of December 31, 2023, the Company had 740,000 Series A Warrants, which expire in February 2027. During the six months ended June 30, 2024, 49,900 Series A Warrants were exercised on a cashless basis, which resulted in the issuance of 8,918 shares of common stock. The closing of the sale of Activ represented a “Fundamental Transaction” pursuant to the terms of the Company’s Series A Warrants. As a result, within 30 days after the closing of the sale of Activ, each Series A Warrant holder had the option to elect to have its Series A Warrants redeemed, in whole or in part, for a cash payment based on a calculation of the defined Black-Scholes value of each warrant as prescribed in the Series A Warrant agreement. Accordingly, during June and July 2024, the Company paid a total of $5,632,429 and $7,325, respectively, to warrant holders who exercised their redemption rights, in the settlement and redemption of 621,300 Series A warrants. As the Series A Warrants were recorded as a derivative liability upon issuance in 2022, the change in the Black-Scholes value upon final settlement was recorded as part of the change in fair value of warrant derivative liability in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2024. At June 30, 2024, there were 68,800 Series A Warrants that were not redeemed and remained outstanding.

In addition, 37,000 warrants were issued in February 2022 to the placement agent for the February 2022 securities offering. The placement agent warrants had the same “Fundamental Transaction” provisions as described above. However, the placement agent warrants did not contain a provision that required that the exercise price of such warrants be adjusted following effectiveness of a reverse stock split. Accordingly, the placement agent warrants, contrary to the accounting for the Series A Warrants, were not recorded as a derivative liability upon issuance. The Company paid the Black-Scholes value of the placement agent warrants of $319,625 to the placement agent, which was recorded as a cost related to the settlement of the warrants in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2024.

The fair value of the warrant liability at June 30, 2024 and at December 31, 2023 was $631,254 and $2,453,100, respectively. The estimated fair value of the warrants was determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected probability of event occurrence, including stock splits, stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant or valuation date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the Company’s historical rate, which the Company anticipates remaining at zero. The derivative liabilities were valued using a binomial lattice model with the following assumptions:

	Series A Warrants
	June 30, 2024	December 31, 2023

Common stock market price	$10.01	$5.34
Exercise price	7.57	7.57
Expected term (in years)	2.73	3.15
Expected volatility	191.60%	97.60%
Expected dividend yield	-	-
Risk-free interest rate	4.69%	4.10%
Total fair value	$631,254	$2,453,100

7. Redeemable Preferred Stock (Classified as Temporary Equity, redeemed in full in February 2023)

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

8. Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2024 and December 31, 2023, there were 1,284,156 shares and 1,275,238 shares, respectively, of common stock issued and outstanding.

Warrants

A summary of the Company’s warrant activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

December 31, 2023	786,701	$8.96	3.12
Granted	-	-	-
Forfeitures	-	-	-
Expirations	(571)	-	-
Redemptions	(708,200)	-	-
June 30, 2024, all exercisable	77,930	$22.36	2.38

The exercise prices of warrants outstanding and exercisable as of June 30, 2024 are as follows:

Warrants Outstanding and Exercisable (Shares)	Exercise Prices

68,800	$7.57
9,130	$133.82
77,930

During the six months ended June 30, 2024, 49,900 Series A Warrants were exercised on a cashless basis, resulting in the issuance of 8,918 shares of common stock, and 658,300 warrants were cash settled for $5,959,379. Based on the closing price of the Company’s common stock on June 30, 2024 of $10.10 per share, the aggregate intrinsic value of warrants outstanding as of June 30, 2024 was $174,064.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

December 31, 2023	20,577	$77.72	7.60
Granted	-	-	-
Forfeitures	-	-	-
Expirations	-	-	-
Exercised	-	-	-
June 30, 2024, outstanding	20,577	$77.72	7.39
June 30, 2024, exercisable	14,905	$104.93	6.21

The exercise prices of options outstanding and exercisable as of June 30, 2024 are as follows:

Options Outstanding (Shares)	Options Exercisable (Shares)	Exercise Prices

10,000	5,000	$6.01
1,344	1,344	7.35
1,344	672	7.78
841	841	45.50
1,002	1,002	80.50
1,008	1,008	88.00
840	840	116.70
336	336	162.33
3,862	3,862	300.00
20,577	14,905

The Company accounts for share-based payments in accordance with ASC 718, Compensation – Stock Compensation, wherein grants are measured at the grant date fair value and charged to operations ratably over the vesting periods.

During the six months ended June 30, 2024, there were no grants of options to purchase shares of common stock.

During the six months ended June 30, 2023, the Company granted options to purchase an aggregate of 1,344 shares of common stock to the independent members of the Company’s Board of Directors in connection with the compensation plan for such directors with grant date fair values of $8,454, using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 3.81% (iii) zero expected dividend yield, and (iv) an expected life of 3 years. The options have an exercise price of $7.78 per share, respectively. The options vest on a quarterly basis over two years from the grant date, with the first tranche vesting on September 30, 2023.

During the six months ended June 30, 2023, the Company granted options to purchase 10,000 shares of common stock to the Company’s Chief Executive Officer (“CEO”) with a grant date fair value of $65,000 using a Black-Scholes option pricing model based on the following assumptions: (i) a volatility rate of 146%, (ii) a discount rate of 3.80%, (iii) zero expected dividend yield, and (iv) an expected life of 6 years. The options vest on a quarterly basis thereafter over two years.

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

For the six months ended June 30, 2024 and 2023, the Company recognized aggregate share-based compensation expense (income) of $22,352 and $(48,273), respectively, related to the fair value of vested options.

As of June 30, 2024, the Company had an aggregate of 5,672 remaining unvested options outstanding, with a remaining fair value of approximately $37,000 to be amortized over an average of 1 year. Based on the closing price of the Company’s common stock on June 28, 2024, the last trading day of the quarter, of $10.04 per share, the aggregate intrinsic value of options outstanding as of June 30, 2024 was $46,952.

Restricted Common Stock

During the six months ended June 30, 2024 and 2023, there were no grants of restricted common stock.

During the six months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense of $4,340 and $10,716, respectively, related to vested restricted shares.

The following table summarizes restricted common stock activity for the six months ended June 30, 2024:

	Number of shares	Fair value of shares

Non-vested shares, December 31, 2023	333	$80.50
Granted	-	-
Vested	(333)	80.50
Forfeited	-	-
Non-vested shares, June 30, 2024	-	$-

9. Income Taxes

During the three months and six months ended June 30, 2024 and 2023, the Company did not record any provision for income taxes, as the Company incurred losses for income tax reporting during such periods.

On May 31, 2024, the Company completed its sale of all the outstanding equity interests of Activ Nutritional, LLC (“Activ”) for $17,200,000, resulting in a gain for financial reporting purposes of $12,742,385 (see Note 3). For federal and state income tax reporting purposes, the Company will record a loss on the sale of Activ. Most of the loss for income tax purposes is allocable to the sale of intangibles assets, which were previously recorded as goodwill and intangible assets for financial reporting purposes and written off entirely in 2021 and 2022. For income tax reporting purposes, intangibles were not written off and were required to be amortized over a 15-year period. Accordingly, the tax basis for the intangibles exceeded the sale price, resulting in a loss for income tax purposes. For income tax reporting purposes, the loss on sale of the intangibles is a capital loss. The Company has no capital gains during the current year or the three years preceding, as a result of which the net capital loss will carry forward until 2029.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets (including the capital losses described above) as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

10. Commitments and Contingencies

Legal Proceedings

The Company is periodically the subject of various pending or threatened legal actions and claims arising out of its operations in the normal course of business. In the opinion of the management of the Company, adequate provision has been made in the Company’s consolidated financial statements at June 30, 2024 and December 31, 2023 with respect to any such matters.

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on its business, operating results, cash flows or financial condition.

11. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than as disclosed herein, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us” “our” and the “Company” mean Guardion Health Sciences, Inc., individually, or as the context requires, collectively with its subsidiaries.

Overview

Guardion Health Sciences, Inc. (the “Company”) is a clinical nutrition company that offers science-based, clinically supported products, including GlaucoCetin and Lumega-Z, designed for consumer ocular health. Both products are available on guardionhealth.com.

To support the Company’s consumer ocular business, the Company reformulated and relaunched Lumega-Z in March 2024 as a drink mix powder at a lower retail price versus the prior liquid formulation for the Company’s current customers and to appeal to new customers. The Company has implemented an email marketing campaign to raise awareness of the formulation change and to drive sales of both Lumega-Z and GlaucoCetin on guardionhealth.com.

Recent Developments

Special Meeting of Stockholders

On May 23, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders considered the following proposals: (i) the sale of all of the outstanding equity interests (the “Transaction”) of Activ Nutritional, LLC (“Activ”), a Delaware limited liability company which owned the Viactiv® brand and business and was the wholly-owned subsidiary of Viactiv Nutritionals, Inc. (“Viactiv”), a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to an equity purchase agreement with Doctor’s Best Inc., a Delaware corporation (“Doctor’s Best”), dated January 30, 2024 (the “Purchase Agreement”); and (ii) the grant of discretionary authority to the Board of Directors of the Company to adjourn the Special Meeting to a later date, to allow for the solicitation of additional proxies only in the event that there were insufficient shares present virtually or represented by proxy voting in favor of the Transaction or the voluntary dissolution and liquidation of the Company pursuant to a Plan of Dissolution.

The Company’s stockholders approved the sale of its Viactiv® brand and business at the Special Meeting. Following this approval, the Company then adjourned the Special Meeting to May 31, 2024 in order to give the Company’s management additional time to solicit proxies from its stockholders to vote in favor of the proposal to adopt the Company’s Plan of Liquidation and Dissolution. On May 31, 2024, the Company convened and held its previously-adjourned Special Meeting of the stockholders, at which the Company’s stockholders approved a proposal for the voluntary dissolution and liquidation of the Company (the “Dissolution”) pursuant to a Plan of Dissolution (the “Plan of Dissolution”), which authorizes the Company to liquidate and dissolve the Company in accordance with the Plan of Dissolution, but subject to the Company’s ability to abandon or delay the Plan of Dissolution in accordance with the terms thereof.

Sale of Activ Nutritional, LLC

On May 31, 2024, as previously disclosed, the Company completed its sale of all of the outstanding equity interests of Activ to Doctor’s Best. The Transaction closed in accordance with the terms and conditions of the Purchase Agreement, pursuant to which Doctor’s Best acquired all of the outstanding equity interests of Activ from Viactiv for aggregate cash consideration to the Company of $17,200,000. Doctor’s Best is a wholly-owned subsidiary of Kingdomway USA Corp., the U.S. subsidiary holding company of Xiamen Kingdomway Group Company, which is listed on the Shenzhen Stock Exchange.

Current Business Plans

As of June 30, 2024, the Company had $14,822,826 of cash, and working capital (including cash) of $14,374,922. The Board of Directors is in the process of determining whether or not to declare, and the timing of, one or more cash distributions to the Company’s stockholders in the near-term. The Company expects to make this determination during the quarter ending September 30, 2024.

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

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2024 and 2023 included elsewhere in this document.

Cybersecurity

The Company’s Board of Directors is responsible for overseeing our risk management and strategy and cybersecurity is a critical element of this strategy. Management is responsible for the day-to-day administration of the Company’s risk management strategy and its cybersecurity policies, processes, and practices. Management does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect the Company or its operations, business strategy, results of operations or financial condition. The Company’s IT policies, including cybersecurity, have been developed in conjunction with independent third parties that specialize in cybersecurity, cloud, and digital infrastructure. Likewise, the Company’s cyberattack response plan has been developed in conjunction with independent third parties that specialize in cybersecurity, cloud, and digital infrastructure.

For more information on the Company’s cybersecurity risk management and strategy, see “Item 1C. Cybersecurity” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. There were no changes to the Company’s critical accounting policies described in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that impacted the condensed consolidated financial statements and related notes included herein.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and six months ended June 30, 2024 and 2023 included elsewhere in this document.

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

Comparison of Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change
	2024	2023	$	%

Revenue	$72,918	$79,633	$(6,715)	(8.4)%
Cost of goods sold	36,572	86,574	(50,002)	(57.8)%
Gross profit (loss)	36,346	(6,941)	43,287	623.6%
Operating expenses:
Sales and marketing	8,088	7,672	416	5.4%
General and administrative	1,395,721	1,405,771	(10,050)	(0.7)%
Loss on disposal of fixed assets	13,863	-	13.863	100%
Research and development	-	-	-	0%
Total operating expenses	1,417,672	1,413,443	4,229	0.3%
Loss from operations	(1,381,326)	(1,420,384)	39,058	2.7%
Other income (expense):
Change in fair value of warrant derivative liability	(549,320)	(255,300)	(294,020)	(115.2)%
Cost related to settlement of placement agent warrants	(319,625)	-	(319,625)	100%
Interest income, net	117,245	95,534	21,711	22.7%
Other income (expense), net	(751,700)	(159,766)	(591,934)	(370.5)%
Loss from continuing operations	(2,133,026)	(1,580,150)	(552,876)	(35.0)%
Discontinued operations:
Income from discontinued operations	200,923	463,837	(262,914)	(56.7)%
Transaction costs related to sale of discontinued operations	(485,952)	(56,098)	(429,854)	(766.3)%
Gain on sale of discontinued operations	12,742,385	-	12,742,385	100%
Total income from discontinued operations	12,457,356	407,739	12,049,617	2,955.2%
Net income (loss)	$10,324,330	$(1,172,411)	$11,496,741	980.6%

Revenue

For the three months ended June 30, 2024, revenue from ocular product sales was $72,918, as compared to $79,633 for the three months ended June 30, 2023, a decrease of $6,715 or 8.4%. The primary reason for the decrease in revenue for the three months ended June 30, 2024 was reduced sales of the Lumega-Z product due to the formulation change to powder that retails at a lower retail price point.

Cost of Goods Sold

For the three months ended June 30, 2024, cost of goods sold was $36,572, as compared to $86,574 for the three months ended June 30, 2023, a decrease of $50,002 or 57.8%. The decrease was primarily a result of the write-down in the carrying value of inventory of $22,183 during the three months ended June 30, 2023.

Gross Profit (Loss)

For the three months ended June 30, 2024, gross profit was $36,346, as compared to a gross loss of $(6,941) for the three months ended June 30, 2023.

Sales and Marketing

For the three months ended June 30, 2024, sales and marketing expenses were $8,088, as compared to $7,672 for the three months ended June 30, 2023.

General and Administrative

For the three months ended June 30, 2024, general and administrative expenses were $1,395,721, as compared to $1,405,771 for the three months ended June 30, 2023, a decrease of $10,050 or 0.7%. Major components of the decrease in general and administrative expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, consisted of increases of approximately $210,000 in compensation costs and approximately $117,000 in Delaware franchise tax costs, offset by a decrease of approximately $315,000 in corporate legal fees.

Loss on Disposal of Fixed Assets

For the three months ended June 30, 2024, the loss on disposal of fixed assets was $13,863, as compared to $0 for the three months ended June 30, 2023.

Loss from Operations

Loss from operations for the three months ended June 30, 2024 was $(1,381,326), as compared to $(1,420,384) for the three months ended June 30, 2023.

Change in Fair Value of Warrant Derivative Liability

For the three months ended June 30, 2024, the change in the fair value of warrant derivative liability related to the Series A Warrants was a loss of $549,320, as compared to a loss of $255,300 for the three months ended June 30, 2023.

Costs Related to Settlement of Placement Agent Warrants

For the three months ended June 30, 2024, the cost for the settlement of the placement agent warrants was $319,625.

Interest Income, Net

For the three months ended June 30, 2024, interest income was $117,245, as compared to $95,534 for the three months ended June 30, 2023.

Loss from Continuing Operations

Loss from continuing operations for the three months ended June 30, 2024 was $(2,133,026), as compared to $(1,580,150) for the three months ended June 30, 2023.

Income from Discontinued Operations

Income from discontinued operations for the three months ended June 30, 2024 was $200,923, as compared to $463,837 for the three months ended June 30, 2023.

Transaction Costs Related to Sale of Discontinued Operations

Transaction costs related to the sale of discontinued operations for the three months ended June 30, 2024 were $485,952, as compared to $56,098 for the three months ended June 30, 2023.

Gain on Sale of Discontinued Operations

The gain on sale of discontinued operations recognized during the three months ended June 30, 2024 was $12,742,385.

Total Income from Discontinued Operations

Total income from discontinued operations for the three months ended June 30, 2024 was $12,457,356, as compared to $407,739 for the three months ended June 30, 2023.

Net Income (Loss)

For the three months ended June 30, 2024, the Company had net income of $10,324,330, as compared to a net loss of $(1,172,411) for the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Change
	2024	2023	$	%

Revenue	$154,037	$173,874	$(19,837)	(11.4)%
Cost of goods sold	80,738	155,134	(74,396)	(48.0)%
Gross profit	73,299	18,740	54,558	291.1%
Operating expenses:
Sales and marketing	11,961	38,547	(26,586)	(69.0)%
General and administrative	2,826,754	3,106,585	(279,831)	(9.0)%
Loss on disposal of fixed assets	17,229	-	17,229	100%
Research and development	-	5,183	(5,183)	(100.0)%
Total operating expenses	2,855,944	3,150,315	(294,371)	(9.3)%
Loss from operations	(2,782,645)	(3,131,575)	348,930	11.1%
Other income (expense):
Change in fair value of warrant derivative liability	(3,817,908)	1,642,800	(5,460,708)	(332.4)%
Cost related to settlement of placement agent warrants	(319,625)	-	(319,625)	100%
Interest income, net	192,890	194,533	(1,643)	(0.8)%
Other income (expense), net	(3,944,643)	1,837,333	(5,781,976)	(314.7)%
Loss from continuing operations	(6,727,288)	(1,294,242)	(5,433,046)	(419.8)%
Discontinued operations:
Income from discontinued operations	578,132	798,688	(220,556)	(27.6)%
Transaction costs related to sale of discontinued operations	(1,015,642)	(143,766)	(871,876)	(606.5)%
Gain on sale of discontinued operations	12,742,385	-	12,742,385	100%
Total income from discontinued operations	12,304,875	654,922	11,649,953	1,778.8%
Net income (loss)	$5,577,587	$(639,320)	$6,216,907	972.4%

Revenue

For the six months ended June 30, 2024, revenue was $154,037, as compared to $173,874 for the six months ended June 30, 2023, a decrease of $19,837 or 11.4%. The primary reason for the decrease in revenue for the six months ended June 30, 2024 was reduced sales of the Lumega-Z product due to the formulation change to powder that retails at a lower retail price point.

Cost of Goods Sold

For the six months ended June 30, 2024, cost of goods sold was $80,738 as compared to $155,134 for the six months ended June 30, 2023, a decrease of $74,396 or 48.0%. The decrease was primarily the result of the write-down in the carrying value of inventory of $32,778 during the six months ended June 30, 2023.

Gross Profit

For the six months ended June 30, 2024, gross profit was $73,298 as compared to $18,740 for the six months ended June 30, 2023.

Sales and Marketing

For the six months ended June 30, 2024, sales and marketing expenses were $11,961, as compared to $38,547 for the six months ended June 30, 2023.

General and Administrative

For the six months ended June 30, 2024, general and administrative expenses were $2,826,754, as compared to $3,106,585 for the six months ended June 30, 2023, a decrease of $279,831 or 9.0%. Major components of the decrease in general and administrative expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, consisted of decreases of approximately $143,000 in other professional fees and approximately $137,000 in corporate legal fees.

Loss on Disposal of Fixed Assets

For the six months ended June 30, 2024, the loss on disposal of fixed assets was $17,229.

Research and Development

For the six months ended June 30, 2024, research and development expenses were $0, as compared to $5,183 for the six months ended June 30, 2023.

Loss from Operations

Loss from operations for the six months ended June 30, 2024 was $(2,782,645), as compared to $(3,131,575), for the six months ended June 30, 2023.

Change in Fair Value of Warrant Derivative Liability

For the six months ended June 30, 2024, the change in the fair value of warrant derivative liabilities related to the Series A Warrants was a loss of $3,817,908 as compared to a gain of $1,642,800 for the six months ended June 30, 2023.

Costs Related to Settlement of Placement Agent Warrants

For the six months ended June 30, 2024 the cost for the settlement of the placement agent warrants was $319,625.

Interest Income, Net

For the six months ended June 30, 2024, interest income was $192,890, as compared to $194,533 for the six months ended June 30, 2023.

Loss from Continuing Operations

Net loss from continuing operations for the six months ended June 30, 2024 was $(6,727,289), as compared to $(1,294,242) for the six months ended June 30, 2023.

Income from Discontinued Operations

Income from discontinued operations for the six months ended June 30, 2024 was $578,132, as compared to $798,688 for the six months ended June 30, 2023.

Transaction Costs Related to Sale of Discontinued Operations

Transaction costs related to the sale of discontinued operations for the six months ended June 30, 2024 were $1,015,642, as compared to $143,766 for the six months ended June 30, 2023.

Gain on Sale of Discontinued Operations

The gain on sale of discontinued operations for the six months ended June 30, 2024 was $12,742,385.

Total Income from Discontinued Operations

Total income from discontinued operations for the six months ended June 30, 2024 was $12,304,875, as compared to $654,922 for the six months ended June 30, 2023.

Net Income (Loss)

For the six months ended June 30, 2024, the Company had net income of $5,577,587, as compared to a net loss of $639,320 for the six months ended June 30, 2023.

Liquidity and Capital Resources

Liquidity

During the six months ended June 30, 2024, the Company completed the sale of its Viactiv® brand and business for gross cash proceeds of $17,200,000 and net cash proceeds at closing of $16,250,000.

As of June 30, 2024, the Company had $14,822,826 of cash, and working capital (including cash) of $14,374,922. The Board of Directors is continuing to evaluate whether or not to declare, and the timing of, one or more cash distributions to the Company’s stockholders in the near-term. The Company expects to make this determination during the quarter ending September 30, 2024.

Accordingly, the Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements also do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern or it adopts the liquidation basis of accounting.

In addition, this determination is based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict, and which involve unknown risks and uncertainties that may individually or materially impact the matters discussed herein for a variety of reasons that are outside the control of the Company.

Sources and Uses of Cash and Cash Equivalents

The following table sets forth the Company’s major sources and uses of cash and cash equivalents for each of the following periods:

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(1,834,766)	$(2,285,712)
Net cash provided by (used in) investing activities	16,250,000	(3,791)
Net cash used in financing activities	(5,952,054)	(5,250,000)
Net increase (decrease) in cash and cash equivalents	$8,463,180	$(7,539,503)

Operating Activities

Net cash used in operating activities was $1,834,766 during the six months ended June 30, 2024, as compared $2,285,712 for the six months ended June 30, 2023, reflecting cash used in operating activities of continuing operations of $1,947,962 for the six months ended June 30, 2024, as compared to $3,209,417 for the six months ended June 30, 2023, and cash provided by operating activities of discontinued operations of $113,196 for the six months ended June 30, 2024, as compared to $923,705 for the six months ended June 30, 2023.

Investing Activities

Net cash provided by investing activities was $16,250,000 for the six months ended June 30, 2024, as compared to net cash used in investing activities of $3,791 for the six months ended June 30, 2023. Cash provided during the six months ended June 30, 2024 was from the proceeds from the sale of the Activ Nutritional, LLC business and assets effective May 31, 2024. Cash used in investing activities during the six months ended June 30, 2023 was for the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $5,952,054 for the six months ended June 30, 2024 and related to the redemption of the Series A Warrants and the placement agent warrants as a result of the sale of Activ Nutritional, LLC effective May 31, 2024. Net cash used in financing activities for the six months ended June 30, 2023 was $5,250,000 and reflected the repayment in full of the Company’s Preferred Stock issued in November 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s management concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company’s Business

Since the Transaction was approved and consummated, Nasdaq may delist our shares from trading on its exchange, which could limit our stockholders’ ability to make transactions in our shares and subject us to additional trading restrictions.

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

The Viactiv® brand and business accounted for 97.2% and 96.3% of our revenues for the years ended December 31, 2023 and 2022, respectively. As a result, the sale of Activ to Doctor’s Best constituted a sale of substantially all of our assets and revenue-generating operations, and following the consummation of the Transaction, the remaining ocular products business is not material.

Risk Factors Related to the Plan of Dissolution

We cannot determine at this time the exact amount or timing of any distributions to stockholders because there are many factors, some of which are outside of our control, which could affect our ability to make such distributions in the future.

At the closing of the Transaction, we received aggregate cash consideration of $16,250,000. At the closing, an additional $225,000 was deposited into a third-party escrow account pending the calculation of the Company’s working capital at closing in accordance with the terms of the Purchase Agreement. If the adjustment amount, as finally determined, is less than the estimated adjustment amount plus $100,000, Doctor’s Best will receive from the escrow account the amount of such shortfall. If the adjustment amount, as finally determined, equals or exceeds the estimated adjustment amount plus $100,000, Doctor’s Best will pay us any excess in an amount not to exceed $225,000.

Since the Plan of Dissolution was approved by stockholders, and is subject to the possibility that the Board may abandon or delay the effectiveness of the Plan of Dissolution in favor of a separate subsequent transaction involving the Company that the Board determines to be in the best interest of the Company and its stockholders, we plan to distribute, in an initial distribution (with potential subsequent distributions thereafter), a portion of the net proceeds from the Transaction, which may include a portion of the Company’s other cash on its balance sheet, subject to the Company’s obligations to warrant holders and a contingency reserve for remaining costs and liabilities, after the filing of the Certificate of Dissolution with the Delaware Secretary of State. The amount and timing of the distributions to stockholders will be determined by the Board in its sole discretion, subject to the provisions of the Plan of Dissolution. Subsequent distributions would be made in such amounts and at such times as determined by the Board in its sole discretion in accordance with the Plan of Dissolution. However, there can be no assurance as to the timing and amount of distributions to stockholders, even if all of our remaining assets are sold because there are many factors, some of which are outside of our control, that could affect our ability to make such distributions in the future. Further, the Board may, in its sole discretion, take into account the timing of liquidating distributions or potential transactions when determining whether to make a distribution to stockholders following the consummation of the Transaction, if approved. If the Board, in its sole discretion, determines to promptly proceed with liquidating the Company’s assets pursuant to the Plan of Dissolution, then the Board may, in its sole discretion, elect not to proceed with initial distributions prior to such liquidating distributions due to the administrative costs and burdens involved. However, if the Board expects to engage in a potential transaction, rather than proceeding with the dissolution of the Company, the Board may elect, in its sole discretion, to make interim distributions to the Company’s stockholders.

In addition, we will continue to incur claims, liabilities and expenses from operations (including various operating costs, salaries, directors and officers insurance, payroll and local taxes, legal and accounting fees, and miscellaneous office and operating expenses) as we seek to effect the Dissolution. Our estimates regarding our expense levels may be inaccurate. Any unexpected claims, liabilities or expenses that arise prior to the liquidation and final dissolution of the Company or any claims, liabilities or expenses that exceed our estimates could leave us with less cash than is necessary to pay liabilities and expenses and would likely reduce the amount of cash available for ultimate distribution to our stockholders.

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

Our Board may abandon or delay implementation of the Plan of Dissolution even though it was approved by our stockholders.

Our stockholders approved our Plan of Dissolution for the Dissolution of the Company. Pursuant to the Plan of Dissolution, the Board has reserved the right, in its sole discretion, to abandon or delay implementation of the Plan of Dissolution if as a result of the Plan of Dissolution (i) we would be insolvent or unable to pay our debts as they come due, (ii) we would have remaining liabilities in excess of the Company’s remaining assets, (iii) we would otherwise be unable to satisfy in full all valid claims against the Company (iv) the Board determined to invest the cash received from the Transaction in another operating business, or (v) the Board abandons or delays the effectiveness of the Plan of Dissolution in favor of a separate subsequent transaction involving the Company that the Board determines to be in the best interest of the Company and its stockholders. The Board may also conclude either that its fiduciary obligations require it to pursue business opportunities that present themselves or that abandoning the Plan of Dissolution is otherwise in our best interests and the best interests of our stockholders. If the Board elects to pursue any alternative to the Plan of Dissolution, the value of our common stock may decline.

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

If the Company is not dissolved, then the SEC could take the position that the Company is a shell company. Recently, the SEC has exercised heightened scrutiny in classifying companies as “shell companies” under Rule 405 of the Securities Act. This classification by the SEC would prohibit the Company from using Form S-3 “shelf registration” to register securities for public offerings until 12 months after it has ceased to be a shell company. Further, the Company would no longer be able to use Rule 144 for 12 months after it ceases to be a shell company, among other rules and regulations of which we would not be able to take advantage. Shell company status could dissuade certain parties from looking to acquire the Company in a change in control transaction in an effort to avoid SEC scrutiny and potentially onerous reporting requirements. In addition to the scrutiny and obligations the Company would have pursuant to federal securities laws and regulations as a result of such a classification by the SEC, we could be delisted from Nasdaq.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Delaware Certificate of Incorporation and amendment thereto (filed with the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report Form 8-K on February 1, 2019 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (filed with the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2019 and incorporated herein by reference)

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019)

3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022)

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023)

10.1	Equity Purchase Agreement by and among Doctor’s Best Inc., Activ Nutritional, LLC, Viactiv Nutritionals, Inc. and Guardion Health Sciences, Inc. dated as of January 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024)

10.2	Amendment to Employment Agreement, dated as of April 3, 2024, by and between Guardion Health Sciences, Inc. and Janet Hall (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024)

10.3	Amendment to Employment Agreement, dated as of April 3, 2024, by and between Guardion Health Sciences, Inc. and Katie Cox (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024)

10.4	Amendment to Employment Agreement, dated as of April 3, 2024, by and between Guardion Health Sciences, Inc. and Craig Sheehan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a – 14(a) and 15d-14(a), under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardion Health Sciences, Inc.
(Registrant)

Date: August 13, 2024	By:	/s/ Jan Hall
Jan Hall
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Katie Cox
Katie Cox
Chief Accounting Officer
(Principal Financial and Accounting Officer)

